Form 10-Q
period 2007-09-29
FGX International Holdings LTD
filed 2007-12-07
CIK 1357227

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-33760

FGX International Holdings Limited
(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-0475043
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

500 George Washington Highway
Smithfield, RI 02917
(Address of principal executive offices, including zip code)

(401) 231-3800
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The number of ordinary shares outstanding as of December 6, 2007 was 21,304,307.

Forward-Looking Statements

        This report, and the information incorporated by reference in it, include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These include, without limitation, statements regarding retail and brand initiatives, upcoming product releases, operational improvements, market growth and market acceptance of our products, and future revenue, costs, results of operations, and profitability. The words "anticipates," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" and the following:

  •
  our ability to compete with larger competitors and successfully implement our business strategy of expanding our product offerings;

  •
  our reliance on a few customers for a significant portion of our sales;

  •
  our reliance on third-party manufacturers to supply our products;

  •
  the political, operational, financial and economic risks associated with having operations outside the United States;

  •
  fluctuations in foreign currency;

  •
  interruptions or defects in supply from our Asian product manufacturers due to shortage of raw materials; lost production capacity, production errors, quality control errors, disruptions in transportation services, or other causes;

  •
  the uncertainty of the interpretation and application of existing U.S. Federal income tax laws which could result in our Company being treated as a U.S. corporation for federal income tax purposes;

  •
  the delisting of our securities from the NASDAQ Global Select Market; or

  •
  financial performance.

        We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

        References in this report to "we," "us" or "our company" refer to FGX International Holdings Limited and its subsidiaries.

i

FGX International Holdings Limited
From 10-Q
Index

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Balance Sheets
September 29, 2007 and December 30, 2006 (unaudited)
(in thousands, except share amounts)

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,204	$9,663
Accounts receivable, less allowances of $18,974 and $19,752 at September 29, 2007 and December 30, 2006, respectively	43,458	59,030
Inventories	35,853	34,643
Prepaid expenses and other current assets	17,107	7,085
Deferred tax assets	11,637	8,632

Total current assets	111,259	119,053

Property, plant and equipment, net	20,483	18,467
Other assets:
Goodwill	25,357	25,357
Intangible assets, net of accumulated amortization of $22,787 and $18,158 at September 29, 2007 and December 30, 2006, respectively	46,409	51,040
Other assets	10,750	7,121

Total assets	$214,258	$221,038

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$4,500	$12,500
Current maturities of long-term obligations	8,279	7,010
Accounts payable	28,644	44,103
Accrued expenses	25,016	28,080
Accrued income taxes	—	1,593

Total current liabilities	66,439	93,286

Long-term obligations, less current maturities	207,283	194,073
Deferred tax liabilities	16,582	15,093
Other long term liabilities	975	—
Minority interest	1,022	815
Commitments and contingencies (note 6)
Shareholders' deficit:
Common stock, no par value. Authorized 101,000,000 shares; issued 15,267,793 shares; outstanding 14,637,640 shares at September 29, 2007 and outstanding 14,837,647 shares at December 30, 2006	—	—
Additional paid-in capital	2,012	1,499
Accumulated other comprehensive income	1,046	694
Accumulated deficit	(78,588)	(81,985)
Treasury stock, at cost, 630,151 shares at September 29, 2007 and 430,146 shares at December 30, 2006	(2,513)	(2,437)

Total shareholders' deficit	(78,043)	(82,229)

Total liabilities and shareholders' deficit	$214,258	$221,038

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three and nine months ended September 29, 2007 and September 30, 2006
(unaudited, in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$53,919	$42,691	$177,682	$139,180
Cost of goods sold	24,762	21,705	82,887	69,871

Gross profit	29,157	20,986	94,795	69,309
Operating expenses:
Selling expenses	16,134	14,085	52,797	40,524
General and administrative expenses	4,998	3,571	15,033	13,690
Amortization of acquired intangibles	1,543	1,899	4,629	5,699
Abandoned lease charge	—	—	1,865	—

Operating income	6,482	1,431	20,471	9,396
Other income (expense):
Interest expense	(6,037)	(5,760)	(17,373)	(16,101)
Other income, net	56	57	180	78

Income (loss) before income taxes	$501	$(4,272)	$3,278	$(6,627)
Income tax expense (benefit)	539	256	(327)	2,145

Income (loss) before minority interest	$(38)	$(4,528)	$3,605	$(8,772)
Minority interest income (expense)	20	(95)	(206)	(119)

Net income (loss)	$(18)	$(4,623)	$3,399	$(8,891)

Basic earnings (loss) per share	$0.00	$(0.31)	$0.23	$(0.60)

Basic weighted average shares outstanding	14,637,640	14,837,647	14,764,384	14,837,647

Diluted earnings (loss) per share	$0.00	$(0.31)	$0.23	$(0.60)

Diluted weighted average shares outstanding	14,637,640	14,837,647	14,825,809	14,837,647

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Statements of Cash Flows
Nine months ended September 29, 2007 and September 30, 2006
(unaudited, in thousands)

	Nine months ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$3,399	$(8,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,979	13,862
Noncash stock option compensation	514	1,265
Minority interest	206	119
Deferred income taxes	(1,354)	329
Loss on disposal of property, plant, and equipment	—	543
Changes in assets and liabilities:
Accounts receivable	15,866	6,547
Inventories	(1,112)	(1,428)
Prepaid expenses and other current assets	(10,024)	(1,563)
Other assets	(2,159)	(356)
Noncurrent assets	(1,293)	(1,361)
Accounts payable	(15,532)	(5,011)
Accrued expenses and other long-term liabilities	(2,441)	(7,381)
Accrued income taxes	(1,739)	129

Net cash used in operating activities	(1,690)	(3,197)

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,220)	(6,376)

Net cash used in investing activities	(11,220)	(6,376)

Cash flows from financing activities:
Net (repayments) borrowings under revolving note payable	(8,000)	8,000
Proceeds from issuance of long-term obligations	20,000	—
Payments on long-term obligations	(5,526)	(945)
Purchase of financial instrument	—	(93)
Redemption of common stock	(76)	—

Net cash provided by financing activities	6,398	6,962

Effect of exchange rate changes on cash and cash equivalents	53	493

Net decrease in cash and cash equivalents	(6,459)	(2,118)
Cash and cash equivalents, beginning of period	9,663	12,568

Cash and cash equivalents, end of period	$3,204	$10,450

See accompanying notes to condensed consolidated financial statements.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements

(1) DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND BASIS OF PRESENTATION

        FGX International Holdings Limited (the "Company") is a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with distribution primarily in the mass merchandise, chain drug store and chain grocery store channels in North America and the United Kingdom. The Company was incorporated in 2004 as an International Business Company under the laws of the British Virgin Islands as part of a corporate reorganization designed to integrate AAi.FosterGrant, Inc. with Magnivision, Inc., which was acquired on October 1, 2004. Effective January 1, 2007, we became a Business Company under the laws of the British Virgin Islands.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 29, 2007.

        The Company's accounting policies are the same as those described in Note 3 to the financial statements for the fiscal year ended December 30, 2006 included in the Company's Registration Statement on Form S-1 (as amended).

        The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2006 included in the Company's Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission ("SEC") on October 24, 2007.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company is evaluating the impact of SFAS 157 on its financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

(3) CREDIT AGREEMENTS

        On December 9, 2005, the Company entered into a new credit agreement ("December 2005 Credit Agreement"), which replaced the agreement dated October 1, 2004 ("October 2004 Credit Agreement"). The December 2005 Credit Agreement is comprised of a first lien term loan of $150.0 million ("First Lien Term Loan"), a second lien term loan of $50.0 million ("Second Lien Term Loan") (collectively the "Term Loans") and a revolving commitment that is limited to $15.0 million (the "Revolver"). Borrowings under the December 2005 Credit Agreement are limited to the lesser of $215.0 million or the outstanding balance of the Term Loans plus the Revolver. For each component of the facility, the Company has the option of electing a prime plus or LIBOR plus interest rate. Amounts due under the December 2005 Credit Agreement are collateralized by a pledge of 100% of the Company's capital stock and mortgages on substantially all of the Company's tangible and intangible assets. On May 24, 2007, the Company entered into an amendment to its senior secured credit facility whereby it increased the first lien term loan by $20.0 million to $170.0 million.

        The Company used proceeds from the Term Loans to fund a dividend to its common shareholders and repay amounts outstanding under the Company's October 2004 Credit Agreement.

        The First Lien Term Loan as of September 29, 2007 bears interest at the bank's prime rate (7.75% as of September 29, 2007 and 8.25% as of December 30, 2006, respectively) plus 3% or LIBOR (5.23% as of September 29, 2007 and 5.35% as of December 30, 2006, respectively) plus 4%. The First Lien Term Loan is due in 23 consecutive quarterly graduating installments ranging from $1,500 to $2,979 commencing on March 31, 2007. A remaining and final installment of $110,206 is due in December 2012. As of September 29, 2007, $165.1 million of the First Lien Term Loan was outstanding.

        The Second Lien Term Loan as of September 29, 2007 bears interest at the bank's prime rate (7.75% as of September 29, 2007 and 8.25% as of December 30, 2006, respectively) plus 6.75% or LIBOR (5.23% as of September 29, 2007 and 5.35% as of December 30, 2006, respectively) plus 7.75%. The Second Lien Term Loan is due in a single installment on December 9, 2013. As of September 29, 2007, $50 million of the Second Lien Term Loan was outstanding.

        Interest on the Term Loans is due either on the last day of March, June, September, and December for borrowings under the banks prime rate, or the end of the LIBOR term elected (up to 90 days) for borrowings under the LIBOR based rate. In connection with the December 2005 Credit Agreement, the Company paid $2.8 million in fees. These fees were capitalized and were reported as Other assets in the consolidated balance sheet as of September 29, 2007. These fees are being amortized to interest expense over the term of the agreement.

        The revolving commitment bears interest at the bank's prime rate (7.75% as of September 29, 2007 and 8.25% as of December 30, 2006, respectively) plus 3% or LIBOR (5.23% as of September 29, 2007 and 5.35% as of December 30, 2006, respectively) plus 4% and carries a commitment fee of 0.5% per annum. The revolving commitment matures on September 30, 2009. The amount outstanding on the Revolver was $4.5 million at September 29, 2007.

        The December 2005 Credit Agreement stipulates that the Company comply with leverage ratio covenants and an interest coverage ratio covenant. This Credit Agreement limits the payment of dividends to $100 million in aggregate over the term of the agreement. As of September 29, 2007, $99.1 million in dividends have been declared and paid. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of September 29, 2007 and December 30, 2006, the Company is in compliance with the required restrictive covenants.

(4) NET INCOME (LOSS) PER SHARE

        The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, restricted stock and similar awards, using the treasury stock method. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

in thousands except per share amounts	Three months ended September 29, 2007	Three months ended September 30, 2006	Nine months ended September 29, 2007	Nine months ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(18)	$(4,623)	$3,399	$(8,891)

Shares used in computing basic net income per share	14,638	14,838	14,764	14,838
Effect of dilutive securities	—	—	62	—

Shares used in computing diluted net income per share	14,638	14,838	14,826	14,838

Net income (loss) per share—basic	$0.00	$(0.31)	$0.23	$(0.60)

Net income (loss) per share—diluted	$0.00	$(0.31)	$0.23	$(0.60)

Antidilutive potential common shares excluded from the computation above	710,890	744,362	622,283	744,362

(5) INCOME TAXES

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

        The Company adopted the provisions of FIN No. 48 on December 31, 2006, the first day of the 2007 fiscal year and recognized no adjustment to retained earnings. As of September 29, 2007, the Company has a gross liability for uncertain tax benefits of $1.0 million, all of which would impact the effective tax rate if recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of September 29, 2007 the Company has accrued approximately $0.2 million of interest related to our uncertain tax positions.

        During the current fiscal year, the Company determined that a substantial portion of the U.S. deferred tax assets in respect of which it had established valuation allowances would more likely than not be realized in the foreseeable future. This determination was based upon the Company's improved U.S. operating results, primarily from growth in revenues, and expected future results taking into account the Company's U.S. taxable income in fiscal 2005, 2006 and the first nine months of fiscal 2007, as well as projected U.S. taxable income for the remainder of fiscal 2007. The Company believes that its expectations of future operating results are reliable and supported by firm sales commitments and scheduled product store roll-outs which are expected to produce taxable income. The Company expects that these positive factors will be sufficient to support the realization of a substantial portion of the U.S. deferred tax assets. Accordingly, $2.5 million of the valuation allowance was released during the first nine months of fiscal 2007 and was recognized as a discrete income tax benefit in our consolidated statement of operations for the nine months ended September 29, 2007. The Company has continued to record a full valuation allowance against all of its U.K. deferred tax assets due to the lack of positive historical operating results and projected future expected losses in the U.K.

        The Company has not had any material changes to its unrecognized tax benefits since adoption, nor does the Company anticipate significant changes to the total amount of unrecognized tax benefits within the next 12 months.

(6) COMMITMENTS AND CONTINGENCIES

Litigation

        In February 2005, the Company reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which retained the rights to the litigation and any litigation proceeds) against an entity which is now a subsidiary of the Company relating to the use of certain display devices for eyeglasses. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of the terms thereof. Pursuant to the agreed settlement, the Company is obligated to pay the plaintiff $11.0 million. However, there is a cost sharing agreement in place which provides that an unrelated third party is paying approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party has guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million which the court allowed for a prejudgment payment the Company had previously made to the plaintiff, the total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by the Company as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May 2005 and thus far all payments have been timely made. However, the Company remains legally liable for the outstanding balance on the agreed settlement even though it is being paid by the third party. As of September 29, 2007 and December 30, 2006, the outstanding balance on the agreed settlement was approximately $2.0 million and $4.3 million, respectively.

        In May 2005, Coda Gargoyles, LLC, filed a lawsuit in the Supreme Court of the State of New York, County of New York alleging that one of the Company's subsidiaries made insufficient efforts to market products and collect accounts receivable to produce sufficient revenue to trigger earn-out provisions under the Company's December 2003 purchase agreement relating to the acquisition of the Company's premium brands, Anarchy, Angel and Gargoyles. The plaintiff has claimed not less than $2.0 million in damages plus interest, attorney's fees and costs. One of the counts of the plaintiff's three-count complaint was a claim for breach of an implied duty of good faith and fair dealing, which was dismissed by the trial court on October 31, 2005. The two remaining counts are breach of contract and a demand for an accounting. Discovery is scheduled to close in February 2008, and the Company expects that a trial date will be set thereafter. No appeal has been taken of the dismissal of the first count of the complaint. No insurance is available and the Company is vigorously defending the suit.

        In February 2007, Sun Optics, Inc. filed a lawsuit in the United States District Court, Central District of Utah alleging infringement of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys' fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff's motion to amend was granted, but both motions for a preliminary injunction were denied. On October 26, 2007, plaintiff brought a third motion for preliminary injunction directed to additional products. On November 2, 2007, the parties jointly moved for a 60 day stay of all dates in the case and the plaintiff moved to withdraw its third motion for preliminary injunction in order to allow the parties time to pursue settlement discussions. On November 15, 2007, the Court granted the motions to stay and withdraw. In the event that settlement discussions do not resolve the matter, the Company still intends to defend the action vigorously.

        In the ordinary course of business, the Company is party to various types of litigation. The Company maintains insurance to mitigate certain of these risks. The Company believes it has meritorious defenses to all litigation currently pending or threatened, and, in its opinion, none will have a material effect on the Company's financial position or results of operations.

(7) RELATED PARTY TRANSACTIONS

        Up until our initial public offering on October 24, 2007, the Company paid a quarterly fixed management fee (management fees) to our principal shareholder, Berggruen Holdings North America Ltd. (BH). The amount incurred was $125 and $375 for both the three and nine months ended September 29, 2007 and September 30, 2006, respectively. The fee incurred is included in "General and Administrative expenses" in the accompanying consolidated statements of operations. The Company also reimbursed BH approximately $80 during the first quarter of fiscal 2007 for fees BH paid for services provided by an interim managing director for the Company's U.K. subsidiary.

        As of September 29, 2007 and December 30, 2006, $125 was accrued and payable to BH for both periods, respectively.

(8) ENTERPRISE-WIDE DISCLOSURES

        The Company markets its products primarily to customers in the mass merchandise retail channel. Although the Company closely monitors the creditworthiness of its customers, a substantial portion of its customers' ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. At its discretion, the Company sells product to certain customers in bankruptcy. The Company maintains a credit insurance policy on its primary customers.

        The Company currently purchases a significant portion of its inventory from certain suppliers in Asia. There are other suppliers of the inventory items purchased and management believes that these suppliers could provide similar inventory at fairly comparable terms. However, a change in suppliers could cause a delay in the Company's distribution process and a possible loss of sales, which would adversely affect operating results.

(9) SEGMENTS

        The Company operates primarily in the eyewear and costume jewelry markets. The Company's four reportable segments are Non-Prescription Reading Glasses, Sunglasses and Prescription Frames, Costume Jewelry and International. These segments have been determined based upon the nature of the products offered and availability of discrete financial information, and are consistent with the way the Company organizes and evaluates financial information internally for the purposes of making operating decisions and assessing performance.

        The Non-Prescription Reading Glasses, Sunglasses and Prescription Frames and Costume Jewelry segments represent sales of these product lines in the United States. The International segment sells similar product lines outside the United States. The Company measures profitability of its segments based on gross profit.

        Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, except for display fixtures. Depreciation expense on display fixtures is specific to each segment. Non-display fixture depreciation is not allocable to a specific segment and is included in corporate and unallocated. Amortization of intangible assets that relate to acquired businesses is included in the specific segment to which they relate. The identifiable assets of the international segment consists of assets of our international subsidiaries. For the other reportable segments the identifiable assets include inventories and intangible assets. The Company does not segregate other assets on a product line basis for internal management reporting and therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, accounts receivable, prepaid expenses, deferred income taxes, other assets, and property, plant and equipment.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Segment Net Sales
Non-prescription Reading Glasses	$30,935	$21,616	$86,073	$58,250
Sunglasses and Prescription Frames	8,698	6,156	45,208	34,048
Costume Jewelry	6,770	8,991	17,804	22,934
International	7,516	5,928	28,597	23,948

Total Net Sales	$53,919	$42,691	$177,682	$139,180
Gross Profit
Non-prescription Reading Glasses	$19,098	$12,371	$50,358	$33,179
Sunglasses and Prescription Frames	2,836	1,661	18,506	13,098
Costume Jewelry	2,915	3,714	7,918	8,216
International	4,308	3,240	18,013	14,816

Total Gross Profit	$29,157	$20,986	$94,795	$69,309
Segment Profits (Losses)
Non-prescription Reading Glasses	$13,606	$7,089	$34,545	$18,286
Sunglasses and Prescription Frames	402	(752)	10,412	5,740
Costume Jewelry	1,951	2,842	4,924	5,807
International	703	183	6,314	4,498
Corporate/ Unallocated expenses	$(10,180)	$(7,931)	$(35,724)	$(24,935)

Income from Operations	$6,482	$1,431	$20,471	$9,396
Depreciation
Non-prescription Reading Glasses	$1,413	$1,453	$3,988	$3,721
Sunglasses and Prescription Frames	996	976	2,817	2,630
Costume Jewelry	28	39	77	158
International	393	(90)	1,757	845
Corporate/ Unallocated	238	306	711	809

Total	$3,068	$2,684	$9,350	$8,163
Amortization of Intangibles
Non-prescription Reading Glasses	$1,543	$1,675	$4,629	$5,475
International	—	224	—	224

Total	$1,543	$1,899	$4,629	$5,699

	As of September 29, 2007	As of December 30, 2006
	(unaudited)
Identifiable Assets
Non-prescription Reading Glasses	$78,887	$82,398
Sunglasses and Prescription Frames	17,416	19,581
Costume Jewelry	5,950	4,891
International	18,596	19.811
Corporate/ Unallocated	93,409	94,357

Total	$214,258	$221,038

(10) SUBSEQUENT EVENTS

  (a)
  Authorized Share Change and Share Division

        On October 18, 2007, the Company (i) amended its Memorandum and Articles of Association to increase its authorized shares to 101,000,000 and (ii) effected a 242,717 to one stock split of its ordinary shares. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect the split.

  (b)
  Initial Public Offering

        On October 24, 2007, 13,800,000 ordinary shares were sold at a price to the public of $16.00 per share for an aggregate of $220.8 million. 6,666,667 ordinary shares were sold by us and 7,133,333 ordinary shares were sold by our shareholders (including 1,800,000 ordinary shares sold by one of our shareholders pursuant to the underwriters' exercise of their over-allotment option). We did not receive any proceeds from ordinary shares sold by the selling shareholders. We received approximately $97.2 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and estimated underwriters' and other offering expenses of $2.0 million. The selling shareholders received approximately $106.1 million after deducting underwriting discounts and commissions of $8.0 million. We used $50.0 million of the net proceeds to repay in full the amount outstanding under our second lien term loan, $43.7 million to repay a portion of the amount outstanding under our first lien term loan, $3.0 million to repay in full the amount outstanding under our revolving credit facility, and $0.5 million of bank fees related to the voluntary pre-payment of our second lien term loan.

ITEM. 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with a portfolio of established, highly recognized eyewear brands including FosterGrant and Magnivision. Our FosterGrant brand is a domestic market leader in the popular priced sunglasses market (less than $50). We believe that our share of this market is approximately 20%. Our FosterGrant and Magnivision brands, with a combined 39% share at the end of 2006, are leaders in the domestic non-prescription reading glasses market. We also sell costume jewelry principally to major mass merchandisers, thereby extending our product penetration with key customers. Our company-owned portfolio also includes the Anarchy, Angel and Gargoyles brands, which target different demographic groups and distribution channels at a premium price point (generally $50-$170). In addition, we sell a line of prescription frames, which we introduced in 2004 to supplement our product line and leverage our FosterGrant brand. We also market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Daytona International Speedway.

        As part of our October 24, 2007 initial public offering, 13,800,000 ordinary shares were sold at a price to the public of $16.00 per share for an aggregate of $220.8 million. 6,666,667 ordinary shares were sold by us and 7,133,333 ordinary shares were sold by our shareholders (including 1,800,000 ordinary shares sold by one of our shareholders pursuant to the underwriters' exercise of their over-allotment option). We did not receive any proceeds from ordinary shares sold by the selling shareholders. We received approximately $97.2 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and estimated underwriters' and other offering expenses of $2.0 million. The selling shareholders received approximately $106.1 million after deducting underwriting discounts and commissions of $8.0 million. We used $50.0 million of the net proceeds to repay in full the amount outstanding under our second lien term loan, $43.7 million to repay a portion of the amount outstanding under our first lien term loan, $3.0 million to repay in full the amount outstanding under our revolving credit facility, and $0.5 million of bank fees related to the voluntary pre-payment of our second lien term loan.

Summary of Results

        Following are highlights of the Company's operating results for the third quarter and nine months ended September 29, 2007:

  •
  Strong sales of non-prescription reading glasses and sunglasses drove net sales up 26% and 28% in the third quarter and first nine months, compared with the same periods in 2006.

  •
  This sales growth, combined with operating income margin improvement, increased earnings per share 138% to $0.23 per share for the first nine months, compared with a loss of $.60 in 2006. We broke even in the third quarter, compared to a loss of $0.31 per share in the third quarter of 2006.

  •
  As a result of higher sales and operating income margin improvement, we broke even during the current quarter compared to a net loss of $4.6 million in the third quarter of 2006. Our net income for the first nine months of 2007 was $3.4 million compared to a net loss of $8.9 million in 2006 and EBITDA increased 87%, quarter over quarter, and 48% over the first nine months compared with 2006.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.9	50.8	46.6	50.2

Gross profit	54.1	49.2	53.4	49.8
Operating expenses:
Selling expenses	29.9	33.0	29.7	29.1
General and administrative expenses	9.3	8.4	8.5	9.8
Amortization of acquired intangibles	2.9	4.4	2.6	4.1
Abandoned lease charge	—	—	1.0	—

Operating income	12.0	3.4	11.6	6.8
Other income (expense):
Interest expense	(11.2)	(13.5)	(9.8)	(11.6)
Other income, net	0.1	0.1	0.1	0.1

Income (loss) before income taxes and minority interest	0.9	(10.0)	1.9	(4.7)
Income tax expense (benefit)	1.0	0.6	0.2	1.5

Income (loss) before minority interest	(0.1)	(10.6)	2.1	(6.2)
Minority interest income (expense)	—	(0.2)	(0.1)	(0.1)

Net income (loss)	—%	(10.8)%	2.0%	(6.3)%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales.

	Three Months Ended				Nine Months Ended
Segment	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
	(Unaudited)				(Unaudited)
Non-prescription reading glasses	$30,935	57.4%	$21,616	50.6%	$86,073	48.5%	$58,250	41.8%
Sunglasses and prescription frames	8,698	16.1	6,156	14.4	45,208	25.4	34,048	24.5
Costume jewelry	6,770	12.6	8,991	21.1	17,804	10.0	22,934	16.5
International	7,516	13.9	5,928	13.9	28,597	16.1	23,948	17.2

Net sales	$53,919	100.0%	$42,691	100.0%	$177,682	100.0%	$139,180	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment.

	Three Months Ended				Nine Months Ended
Segment	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	(Unaudited)				(Unaudited)
Non-prescription reading glasses
Net sales	$30,935	100.0%	$21,616	100.0%	$86,073	100.0%	$58,250	100.0%
Cost of goods sold	11,837	38.3	9,245	42.8	35,715	41.5	25,071	43.0

Gross profit	$19,098	61.7%	$12,371	57.2%	$50,358	58.5%	$33,179	57.0%

Sunglasses and prescription frames
Net sales	$8,698	100.0%	$6,156	100.0%	$45,208	100.0%	$34,048	100.0%
Cost of goods sold	5,862	67.4	4,495	73.0	26,702	59.1	20,950	61.5

Gross profit	$2,836	32.6%	$1,661	27.0%	$18,506	40.9%	$13,098	38.5%

Costume jewelry
Net sales	$6,770	100.0%	$8,991	100.0%	$17,804	100.0%	$22,934	100.0%
Cost of goods sold	3,855	56.9	5,277	58.7	9,886	55.5	14,718	64.2

Gross profit	$2,915	43.1%	$3,714	41.3%	$7,918	44.5%	$8,216	35.8%

International
Net sales	$7,516	100.0%	$5,928	100.0%	$28,597	100.0%	$23,948	100.0%
Cost of goods sold	3,208	42.7	2,688	45.3	10,584	37.0	9,132	38.1

Gross profit	$4,308	57.3%	$3,240	54.7%	$18,013	63.0%	$14,816	61.9%

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

        Net Sales.    Net sales increased by $11.2 million, or 26.3%, from $42.7 million in the three months ended September 30, 2006 to $53.9 million in the three months ended September 29, 2007.

        In the non-prescription reading glasses segment, net sales increased by $9.3 million, or 43.1%, from $21.6 million in the three months ended September 30, 2006 to $30.9 million in the three months ended September 29, 2007. Of this increase, $4.3 million was attributable to a new non-prescription reading glasses contract with a major customer that was awarded to us in the second half of fiscal 2006 and $4.3 million was related to modular resets at two major customers during the third quarter of fiscal 2007.

        In the sunglasses and prescription frames segment, net sales increased by $2.5 million, or 41.3%, from $6.2 million in the three months ended September 30, 2006 to $8.7 million in the three months ended September 29, 2007. Of this increase, $1.7 million was the result of a new promotional program launched at a major customer during fiscal 2007 and $0.6 million was attributable to our being awarded a significant portion of a year-round sunglasses program at an existing customer.

        In the costume jewelry segment, net sales decreased by $2.2 million, or 24.7%, from $9.0 million in the three months ended September 30, 2006 to $6.8 million in the three months ended September 29, 2007. This decrease was primarily the result of the Company's decision to focus on higher margin replenishable jewelry items instead of lower margin promotional business at a major customer.

        In the international segment, net sales increased by $1.6 million, or 26.8%, from $5.9 million in the three months ended September 30, 2006 to $7.5 million in the three months ended September 29, 2007.

This overall increase was driven by a $0.9 million increase in net sales in Canada as a result of higher non-prescription reading glasses sales to existing customers during the current quarter and a $0.5 million increase in net sales in the United Kingdom primarily due to a non-prescription reading glasses roll-out launched during the first half of fiscal 2007 that continued into the current quarter.

        Gross Profit.    Gross profit increased by $8.2 million, or 38.9%, from $21.0 million in the three months ended September 30, 2006 to $29.2 million in the three months ended September 29, 2007. As a percentage of net sales, gross profit increased from 49.2% to 54.1% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $6.7 million, or 54.4%, from $12.4 million in the three months ended September 30, 2006 to $19.1 million in the three months ended September 29, 2007. As a percentage of net sales, gross profit increased from 57.2% to 61.7% during the corresponding periods. The dollar increase in gross profit was primarily due to an increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to a greater proportion of higher margin styles sold to several of our customers during the current quarter as well as favorable cost reductions we have negotiated with our suppliers.

        In the sunglasses and prescription frames segment, gross profit increased by $1.2 million, or 70.7%, from $1.7 million in the three months ended September 30, 2006 to $2.8 million in the three months ended September 29, 2007. As a percentage of net sales, gross profit increased from 27.0% to 32.6% during the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to higher margin styles representing a larger portion of sales to several of our customers during the three months ended September 29, 2007 as compared to the three months ended September 30, 2006.

        In the costume jewelry segment, gross profit decreased by $0.8 million, or 21.5%, from $3.7 million in the three months ended September 30, 2006 to $2.9 million in the three months ended September 29, 2007. As a percentage of net sales, gross profit increased from 41.3% to 43.1% during the corresponding periods. The dollar decrease in gross profit was primarily due to the decrease in net sales. The increase in gross profit as a percentage of net sales was primarily due to the Company's decision to focus on higher margin replenishable jewelry items instead of lower margin promotional business at a major customer.

        In the international segment, gross profit increased by $1.1 million, or 33.0%, from $3.2 million in the three months ended September 30, 2006 to $4.3 million in the three months ended September 29, 2007. As a percentage of net sales, gross profit increased from 54.7% to 57.3% in the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to a greater proportion of higher margin styles of non-prescription reading glasses sold in Canada and in the United Kingdom during the current quarter.

        Selling Expenses.    Selling expenses increased by $2.0 million, or 14.5%, from $14.1 million in the three months ended September 30, 2006 to $16.1 million in the three months ended September 29, 2007. As a percentage of net sales, selling expenses decreased from 33.0% to 29.9% in the corresponding periods. The dollar increase in selling expenses was due to $0.3 million of print advertising expenses; higher field service costs of $0.4 million as a result of increased volume and a dedicated investment towards our field service management; higher personnel costs of $0.5 million and higher freight charges of $0.1 million due to higher fuel costs.

        General and Administrative Expenses.    General and administrative expenses increased by $1.4 million, or 40.0%, from $3.6 million in the three months ended September 30, 2006 to $5.0 million in the three months ended September 29, 2007. As a percentage of net sales, general and administrative expenses increased from 8.4% to 9.3% in the corresponding periods. This increase was primarily the result of higher personnel costs and health insurance costs resulting from an increase in the number of our employees offset by lower stock compensation charges.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.4 million, or 18.7%, from $1.9 million in the three months ended September 30, 2006 to $1.5 million in the three months ended September 29, 2007. This decrease was primarily due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives.

        Interest Expense.    Interest expense increased $0.2 million, or 4.8%, from $5.8 million in the three months ended September 30, 2006 to $6.0 million in the three months ended September 29, 2007. This increase was primarily due to higher borrowings as a result of the $20.0 million increase of our first lien term loan to fund increased capital expenditures for fixtures and inventory purchases during the three months ended September 29, 2007 as compared to the three months ended September 30, 2006.

        Income Taxes.    Provision for income taxes was $0.5 million in the three months ended September 29, 2007, compared to $0.3 million in the three months ended September 30, 2006.

        Net Loss.    For the reasons described above, our net loss decreased by $4.6 million, or 99.6%, from a loss of $4.6 million during the three months ended September 30, 2006 to break-even for the three months ended September 29, 2007.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

        Net Sales.    Net sales increased by $38.5 million, or 27.7%, from $139.2 million in the nine months ended September 30, 2006 to $177.7 million in the nine months ended September 29, 2007.

        In the non-prescription reading glasses segment, net sales increased by $27.8 million, or 47.8%, from $58.3 million in the nine months ended September 30, 2006 to $86.1 million in the nine months ended September 29, 2007. Of this increase, $14.3 million was attributable to a new non-prescription reading glasses contract with a major customer that was awarded to us in the second half of fiscal 2006 and $12.3 million was related to modular resets at two major customers during the first nine months of fiscal 2007.

        In the sunglasses and prescription frames segment, net sales increased by $11.2 million, or 32.8%, from $34.0 million in the nine months ended September 30, 2006 to $45.2 million in the nine months ended September 29, 2007. Of this increase, $5.5 million was the result of a new promotional program launched at a major customer during fiscal 2007 and $2.1 million was attributable to our being awarded a significant portion of a year-round sunglasses program at an existing customer. The remaining increase was the result of new program launches and promotional roll-outs and organic sales increases at other customers.

        In the costume jewelry segment, net sales decreased by $5.1 million, or 22.4%, from $22.9 million in the nine months ended September 30, 2006 to $17.8 million in the nine months ended September 29, 2007. This decrease was primarily the result of the Company's decision to focus on higher margin replenishable jewelry items instead of lower margin promotional business at a major customer.

        In the international segment, net sales increased by $4.7 million, or 19.4%, from $23.9 million in the nine months ended September 30, 2006 to $28.6 million in the nine months ended September 29, 2007. This overall increase was driven by a $3.7 million increase in net sales in the United Kingdom primarily due to a non-prescription reading glasses roll-out launched during the first half of fiscal 2007. There was also a $0.3 million increase in net sales in Canada as a result of higher non-prescription reading glasses sales to existing customers during the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006.

        Gross Profit.    Gross profit increased by $25.5 million, or 36.8%, from $69.3 million in the nine months ended September 30, 2006 to $94.8 million in the nine months ended September 29, 2007. As a percentage of net sales, gross profit increased from 49.8% to 53.4% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $17.2 million, or 51.8%, from $33.2 million in the nine months ended September 30, 2006 to $50.4 million in the nine months ended September 29, 2007. As a percentage of net sales, gross profit increased from 57.0% to 58.5% during the corresponding periods. The dollar increase in gross profit was primarily due to an increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to a greater proportion of higher margin styles sold to several of our customers during the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006.

        In the sunglasses and prescription frames segment, gross profit increased by $5.4 million, or 41.3%, from $13.1 million in the nine months ended September 30, 2006 to $18.5 million in the nine months ended September 29, 2007. As a percentage of net sales, gross profit increased from 38.5% to 40.9% during the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to higher margin styles representing a larger portion of sales to several of our customers during the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006.

        In the costume jewelry segment, gross profit decreased by $0.3 million, or 3.6%, from $8.2 million in the nine months ended September 30, 2006 to $7.9 million in the nine months ended September 29, 2007. As a percentage of net sales, gross profit increased from 35.8% to 44.5% during the corresponding periods. The dollar decrease in gross profit was primarily due to the decrease in net sales. The increase in gross profit as a percentage of net sales was primarily due to the Company's decision to focus on higher margin replenishable jewelry items instead of lower margin promotional business at a major customer.

        In the international segment, gross profit increased by $3.2 million, or 21.6%, from $14.8 million in the nine months ended September 30, 2006 to $18.0 million in the nine months ended September 29, 2007. As a percentage of net sales, gross profit increased from 61.9% to 63.0% in the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to a greater proportion of higher margin styles of non-prescription reading glasses sold in Canada and in the United Kingdom during the current period.

        Selling Expenses.    Selling expenses increased by $12.3 million, or 30.3%, from $40.5 million in the nine months ended September 30, 2006 to $52.8 million in the nine months ended September 29, 2007. As a percentage of net sales, selling expenses increased from 29.1% to 29.7% in the corresponding periods. The increase in selling expenses was due to $5.0 million of expenses in connection with our FosterGrant television and advertising campaign launched at the end of the first quarter of 2007; higher field service costs of $2.5 million as a result of increased volume and a dedicated investment towards our field service management; higher personnel costs of $1.7 million due to the addition of personnel to support sales growth; and higher freight charges of $1.0 million due to higher fuel costs and a greater number of direct-to-store shipments.

        General and Administrative Expenses.    General and administrative expenses increased by $1.3 million, or 9.8%, from $13.7 million in the nine months ended September 30, 2006 to $15.0 million in the nine months ended September 29, 2007. As a percentage of net sales, general and administrative expenses decreased from 9.8% to 8.5% in the corresponding periods. This dollar increase was primarily the result of higher personnel costs and health insurance costs resulting from an increase in the number of our employees in anticipation of being a publicly traded company, offset by lower stock compensation charges. The decrease in general and administrative expenses as a percentage of net sales decreased primarily as a result of higher net sales during the nine months ended September 29, 2007 as compared to the prior year period.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $1.1 million, or 18.8%, from $5.7 million in the nine months ended September 30, 2006 to $4.6 million in the nine months ended September 29, 2007. This decrease was primarily due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives.

        Abandoned Lease Charge.    During the first nine months ended September 29, 2007, the Company recorded a $1.9 million abandoned lease charge as a result of the continued vacancy of our Miramar, Florida facility.

        Interest Expense.    Interest expense increased $1.3 million, or 7.9%, from $16.1 million in the nine months ended September 30, 2006 to $17.4 million in the nine months ended September 29, 2007. This increase was primarily due to higher borrowings as a result of the $20.0 million increase of our first lien term loan to fund increased capital expenditures and inventory purchases during the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006.

        Income Taxes.    Provision for income taxes was a benefit of $0.3 million in the nine months ended September 29, 2007, compared to a charge of $2.1 million in the nine months ended September 30, 2006. Our effective tax rate was (10.0)% and (32.4)% for the nine months ended September 29, 2007 and September 30, 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the nine months ended September 29, 2007 and September 30, 2006, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions and the release of a portion of the $4.5 million valuation allowance we had previously recorded against U.S. deferred tax assets. We recorded that allowance in prior periods based on our determination at the time that it was more likely than not that our U.S. deferred tax assets would not be realized (primarily due to cumulative losses in the periods preceding recording of the allowance). Based upon our improved operating results in the U.S. and our assessment of expected future results in the U.S., we determined in our current fiscal year, that it was more likely than not that a substantial portion of our U.S. deferred tax assets would be realized and therefore released some of our valuation allowance, recognizing an income tax benefit of $2.5 million. This benefit was partially offset by a $1.5 million income tax charge resulting from the amalgamation of our Canadian operations.

        Net Income (Loss).    For the reasons described above, our net income (loss) increased by $12.3 million, or 138.2%, from a net loss of $8.9 million during the nine months ended September 30, 2006 to net income of $3.4 million for the nine months ended September 29, 2007.

Non-GAAP measures

        In addition to our results of operations presented in accordance with United States generally accepted accounting principles (GAAP) results, we also consider non-GAAP measures of our performance for a number of purposes. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a supplemental measure of our performance that is neither required by, nor presented in accordance with GAAP.

        EBITDA represents net income before interest expense, income taxes, depreciation and amortization. EBITDA is not a measurement of our financial performance under GAAP and does not represent and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities or measure of our liquidity. We believe EBITDA facilitates company to company operating performance comparisons by adjusting for potential differences caused by variations in capital structures (affecting net interest expense), taxation (such as the impact of differences in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results. EBITDA is not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the method of calculation.

        EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

  •
  EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

  •
  EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

  •
  EBITDA does not reflect our tax expense or the cash requirements to pay our taxes; and

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements or any other capital expenditures or contractual commitments.

        Because of these limitations, EBITDA should not be considered as the primary measure of our operating performance or as a measure of discretionary cash available to us to invest in the growth of our business. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA as a supplemental measure to the GAAP measure. The following is a reconciliation of EBITDA to net income (loss), the most directly comparable GAAP performance measure:

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
	(Unaudited)				(Unaudited)
Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$(18	)(a)	$(4,623	)(a)	$3,399	(b)	$(8,891	)(c)
Interest expense, net	6,037		5,760		17,373		16,101
Income tax expense (benefit)	539		256		(327)		2,145
Depreciation and amortization	4,611		4,583		13,979		13,862

EBITDA	$11,169		$5,976		$34,424		$23,217

(a)
Results for the three months ended September 29, 2007 and September 30, 2006 include $0.1 million in management fees paid to our principal shareholder.

(b)
Results for the nine months ended September 29, 2007 include $0.4 million in management fees paid to our principal shareholder and a $1.9 million charge incurred in connection with the continued vacancy at our Miramar, Florida facility.

(c)
Results for the nine months ended September 30, 2006 include $0.4 million in management fees paid to our principal shareholder.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations and borrowings under our credit facility. As of September 29, 2007, we had $3.2 million of cash and cash equivalents and $10.2 million available under our revolving credit facility. As of December 30, 2006, we had $9.7 million of cash and cash equivalents and $2.2 million available under our revolving credit facility.

        After giving effect to an amendment to our senior secured credit facility on May 24, 2007, we believe that our cash flow from operations, available cash and cash equivalents and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least fiscal 2008. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

        We need working capital to support seasonal variations in our business, primarily due to the varying seasonal demands for our sunglasses and costume jewelry. We typically experience peak seasonal working capital needs from approximately mid-March through June and September through November in connection with these changes in demand. In the past, we have used borrowings under our revolving credit facility to satisfy normal operating costs during these periods.

        Although we have no specific current plans to do so, to the extent we decide to pursue one or more strategic acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

  Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended
	September 29, 2007	September 30, 2006
	(Unaudited)
Net cash provided by (used in):
Operating activities	$(1,690)	$(3,197)
Investing activities	(11,220)	(6,376)
Financing activities	6,398	6,962
Effect of exchange rates on cash balances	53	493

Decrease in cash and cash equivalents	$(6,459)	$(2,118)

        We purchase finished goods from our contract manufacturers in Asia and take title upon delivery to the freight consolidator. Transit times range from ten to 30 days. Our payment terms with our eyewear suppliers range from 45 to 120 days, while payment terms with our costume jewelry suppliers average 30 days. As a result of increases in our overall sales volume, we have used cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in accounts payable to our suppliers.

        Operating Activities.    Net cash used in operating activities decreased by $1.5 million from $3.2 million in the nine months ended September 30, 2006 to $1.7 million in the nine months ended September 29, 2007. Cash used in the nine months ended September 29, 2007 consisted of decreases in accounts payable and accounts receivable offset by an increase in prepaid expenses and other current assets. The decrease in accounts payable was primarily due to timing of payments to suppliers. The decrease in accounts receivable was a result of timing of cash collections in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. The increase in prepaid expenses and other current assets during the nine months ended September 29, 2007 was primarily due to new customer contracts that contained buyback provisions.

        Investing Activities.    Net cash used in investing activities increased from $6.4 million in the nine months ended September 30, 2006 to $11.2 million in the nine months ended September 29, 2007. The increase in net cash used in investing activities was primarily due to incremental display fixture costs associated with the addition of new customers.

        Financing Activities.    Net cash provided by financing activities decreased by $0.6 million from $7.0 million in the nine months ended September 30, 2006 to $6.4 million in the nine months ended September 29, 2007. The increase in net cash provided by financing activities was primarily due to the $20.0 million increase in our first lien term loan during the second quarter of fiscal 2007. This increase was offset by $5.5 million of principal payments on our long-term debt and a $16.0 million decrease in our net borrowings under our revolving line of credit.

  Capital Expenditures

        Our capital expenditures were $11.2 million and $6.4 million for the nine months ended September 29, 2007 and September 30, 2006, respectively, the majority of which related to permanent display fixtures, which we provide in our customers' retail locations. We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        We expect capital expenditures to range from $15 million to $17 million in fiscal 2007, which could vary depending on the amount and timing of new business as well as contract renewals and fixture replacements at existing customers. At September 29, 2007, we had outstanding commitments for capital expenditures of $4.6 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

  Credit Facility

        As of September 29, 2007, we had outstanding indebtedness of $165.1 million under the first lien term loan and $50.0 million under the second lien term loan. We also had $4.5 million outstanding under our revolving credit facility and our borrowing availability thereunder was $10.2 million. Currently, the interest rate on the first lien term loan is equal to LIBOR plus 4.0% (9.2% as of September 29, 2007), and the interest rate on the second lien term loan is equal to LIBOR plus 7.75% (13.0% as of September 29, 2007). The interest rate on our revolving credit facility is equal to the prime rate plus 3.0% (10.75% as of September 29, 2007). On May 24, 2007, we entered into an amendment to our senior secured credit facility whereby we increased the first lien term loan by $20.0 million to $170.0 million. Our credit facility contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; hedging and interest rate protection arrangements; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. Our credit facility also requires that we comply with a leverage ratio and interest coverage ratio covenants.

  Contractual Obligations and Other Commitments

        As of September 29, 2007, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited) (in thousands)
Long-term debt obligations(1)	$215,327	$8,193	$23,090	$23,838	$160,206
Interest payment obligations(2)	119,660	21,729	43,457	43,457	11,017
Operating lease obligations	5,580	1,652	2,646	1,142	140
Minimum royalty obligations(3)	1,550	447	790	313	—
Purchase obligations(4)	4,582	4,582	—	—	—

Total(5)	$346,699	$36,603	$69,983	$68,750	$171,363

(1)
Includes obligations to pay principal only under our credit facility, a promissory note to a former executive pertaining to equity redemption and capital lease obligations. No interest expense is included. Amounts shown assume that principal payments are made as originally scheduled. On a pro forma basis giving effect to the application of net proceeds of the initial public offering on October 24, 2007, principal payment obligations for the periods shown above would be $8.1 million, $23.0 million, $23.8 million and $66.5 million, respectively, for a total of $121.4 million.

(2)
Represents interest payments to be made on our variable rate debt. Amounts shown assume that principal payments are made as originally scheduled and are based upon the interest rate in effect on September 29, 2007. On a pro forma basis giving effect to the application of net proceeds of the initial public offering on October 24, 2007, interest payment obligations for the periods shown above would be $11.2 million, $22.4 million, $22.4 million and $2.3 million, respectively, for a total of $58.4 million.

(3)
Consists of obligations for future minimum royalties pertaining to licensed brands to be paid to third-party licensors.

(4)
Represents obligations related to display fixtures.

(5)
Excludes approximately $1.0 million of income tax liabilities that have been recorded in other long-term liabilities in our consolidated balance sheet as of September 29, 2007, in accordance with FIN No. 48, Accounting For Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.

Critical Accounting Estimates

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual circumstances could differ from those estimates, and any such differences may materially affect our reported results. The estimates and assumptions that management believes are the most significant in preparing our financial statements are described below:

  Revenue Recognition

        Sales are recognized when revenue is realized or realizable and has been earned. We recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. We also maintain destination-based terms with principally one customer in the United States and with all of our customers in the United Kingdom and Mexico pursuant to which we recognize revenue upon confirmation of receipt by the customer. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement that the price is fixed or determinable, and that collectibility is reasonably assured. A provision for anticipated returns is recorded as a reduction of sales in the same period that the revenue is recognized in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists. We account for certain customer promotional payments, volume rebates, cooperative advertising, product placement fees and other discounts as a reduction of revenue under the guidance issued by the FASB's Emerging Issues Task Force (EITF) in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). We also enter into multi-year supply agreements with many of our customers that often have minimum purchase requirements. Upfront payments and credits to customers are recorded as a reduction of revenue when the customer has earned the credits based on the purchase order or sales contract and are provided for based upon our estimates.

  Product Returns, Markdowns and Contractual Allowances

        Net sales, as reported in our consolidated statements of operations, represent gross shipments to our customers less provisions and charges for product returns, markdowns, damages and contractual allowances. We regularly review and revise our estimates of returns, markdowns and contractual allowances, which are recorded at the time of sale based upon our historical experience, in light of actual returns, planned product discontinuances and promotional sales. We record returns, markdowns and contractual allowances as a reduction to sales and as a reserve against accounts receivable on our consolidated balance sheet. Actual product returns, markdowns and contractual allowances, as well as realized value on product returns, may differ significantly, either favorably or unfavorably, from our estimates.

        Contractual allowances include product placement fees, cooperative advertising, volume rebates and other discounts that are agreed upon as a component of our program terms with our customers. These allowances are specific to a customer contract and are recognized at the time of shipment. We record contractual allowances as a reduction of gross sales but not as a reduction of accounts receivable. Instead, we record contractual allowances as an accrued expense on our consolidated balance sheet.

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods. We provide inventory allowances for excess, slow moving and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of goods sold. Assumptions about future demand are among the primary factors used to estimate market value. At the time of the loss recognition, which is recorded to cost of goods sold, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory management is a primary management focus as we balance the need to maintain adequate inventory levels to ensure timely customer order fulfillment against the risk of obsolescence because of changing fashion trends and customer requirements.

  Impairment of Long-Lived Assets

        We test for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable from estimated future cash flows. We account for long-lived assets, excluding goodwill and non-amortized trademarks, in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset or asset group is not recoverable from its estimated undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset or asset group.

  Valuation of Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill and indefinite-lived intangibles for impairment annually or more frequently if events or circumstances indicate impairment may exist. We generally complete our annual analysis of goodwill during our fourth fiscal quarter or more frequently if impairment indicators arise. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

        We make certain estimates and assumptions in order to determine the fair value of net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. When necessary, we engage third-party specialists to assist us with our valuations. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by us to be consistent with industry discount rates and the risks inherent in our current business model.

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $71.8 million and $76.4 million at September 29, 2007 and December 30, 2006, respectively. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.

  Stock-Based Compensation

        We have a stock-based compensation plan for employees and non-employee members of our board of directors. Under this plan, we grant options to purchase our shares at or above the fair market value of our shares. On January 1, 2006, the first day of fiscal 2006, we adopted SFAS 123R, which requires us to measure all stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We use the Black-Scholes option pricing model to value the options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the option, (2) risk-free interest rate, (3) expected dividend yield and (4) expected stock price volatility.

  Concentration of Credit Risk

        We must estimate the collectability of our accounts receivable. Management specifically analyzes accounts receivable balances in view of customer credit worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Three customers together accounted for 57% and 65% of our accounts receivable at September 29, 2007 and December 30, 2006, respectively. To reduce credit risk, we purchase credit insurance, as we deem appropriate. Historical write-offs, as a result of uncollectability, have been less than 1% of net sales annually.

  Income Taxes

        We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, state taxes, and the tax impact of non-U.S. operations. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

        At September 29, 2007 and December 30, 2006, our total valuation allowance was $2.6 million and $6.2 million, respectively, due to foreign net operating loss carry forwards and foreign tax credits. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

        During the current fiscal year, the Company determined that a substantial portion of the U.S. deferred tax assets in respect of which it had established valuation allowances would more likely than not be realized in the foreseeable future. This determination was based upon the Company's improved

U.S. operating results, primarily from growth in revenues, and expected future results taking into account the Company's U.S. taxable income in fiscal 2005, 2006 and the first nine months of fiscal 2007, as well as projected U.S. taxable income for the remainder of fiscal 2007.

Recent Accounting Pronouncements

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. We have adopted the provisions of FIN 48 as of December 31, 2006, the first day of fiscal 2007.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company is evaluating the impact of SFAS 157 on its financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

Impact of Inflation

        We are affected by inflation and changing prices primarily through the cost of raw materials, increased operating costs and expenses, including fuel surcharges on shipping costs, and fluctuations in interest rates. In recent years, the effect of inflation on our net sales and operations has not been material. We do not believe that the risk of inflation is presently material to our business or our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

        We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of September 29, 2007, all of the outstanding debt under our credit facility was subject to floating interest rate risk. The interest rate risk associated with this debt is partially mitigated by an interest rate cap arrangement entered into with a bank, which limits this exposure to a 5.25% 90 day LIBOR interest rate covering 21% of the debt facility through the end of 2007. An additional arrangement was entered into for the period commencing March 2006, which increased the covered portion to 30% through the end of 2008 at an interest rate cap of 6.25% 90-day LIBOR rate. A third agreement was entered into in December 2006, which increased the covered portion to 50% until the end of fiscal 2008 at an interest rate of 6.25%. We are exposed to risks due to changes in interest rates with respect to the portion of our credit facility that is not covered by these agreements. A hypothetical change in the interest rate of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $2.2 million.

ITEM 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

        We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this report. Alec Taylor, our Chief Executive Officer and Anthony Di Paola, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Control over Financial Reporting

        As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended September 29, 2007 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        In February 2007, Sun Optics, Inc. filed a lawsuit in the United States District Court, Central District of Utah alleging infringement of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys' fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff's motion to amend was granted, but both motions for a preliminary injunction were denied. On October 26, 2007, plaintiff brought a third motion for preliminary injunction directed to additional products. On November 2, 2007, the parties jointly moved for a 60 day stay of all dates in the case and the plaintiff moved to withdraw its third motion for preliminary injunction in order to allow the parties time to pursue settlement discussions. On November 15, 2007, the Court granted the motions to stay and withdraw. In the event that settlement discussions do not resolve the matter, the Company still intends to defend the action vigorously.

ITEM 1A.    Risk Factors

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more successfully, which could result in a loss of market share and as a result, a decrease in our net sales and gross profit.

        The sunglasses, non-prescription reading glasses, prescription frames and costume jewelry markets in which we compete are intensely competitive. Generally, the bases of competition in our markets are brand recognition, fashion, service, merchandising, quality and price. The majority of retail outlets for non-prescription reading glasses are mass channels. Fashion is a differentiator in this market, and our ability to incorporate fashion into our FosterGrant and Magnivision product lines will be a key factor in retaining our market-leading position. In the sunglasses market, we compete against a variety of companies across multiple channels of trade. The majority of our sunglasses sales are in mass channels, where we primarily compete against companies such as StyleMark, Inc., Motive Eyewear, iZone Group and SelectaVision. On October 1, 2007, StyleMark, Inc. acquired Motive Eyewear, combining their resources and market share. In the specialty retail channel, where we sell our premium products, we compete with companies in various niches, including Oakley, Orange 21 and VonZipper. In the non-prescription reading glasses market, our primary competitors are Motive Eyewear, Forrester & Vos and Zoom Eyeworks. In the prescription frames market, we compete against many companies, foreign and domestic, including Luxottica Group S.p.A., Safilo Group S.p.A., Signature Eyewear, Inc. and Motive Eyewear. In the costume jewelry market, we primarily compete against independent costume jewelry manufacturers, including FAF, K&M and Tanya Creations. At major retail chains, we compete not only against other eyewear suppliers but often against private label brands of the chains themselves.

        The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as marketing programs, product design and brand image. Several of our competitors may enjoy substantial competitive advantages, including less outstanding indebtedness and greater financial resources that can be devoted to competitive activities, such as sales and marketing, product development and strategic acquisitions. As a result, these competitors may be able to:

  •
  adapt to changes in consumer preferences more quickly;

  •
  anticipate and respond to changing fashion and performance trends more quickly;

  •
  devote greater resources to the marketing and sale of their products;

  •
  better adapt to downturns in the economy or other decreases in sales;

  •
  borrow money at a lower cost; and

  •
  take advantage of acquisitions and other opportunities more readily.

        We might not be able to compete successfully with these competitors in the future. If we fail to compete successfully, our market share and gross profit would be materially adversely affected. In addition, in the future we may have to compete with companies that offer surgical alternatives to non-prescription reading glasses.

We rely on a few customers for a significant portion of our sales, and the loss of one or more of those customers would materially adversely affect us.

        Our business and results of operations could be adversely affected by further consolidation in the mass channels or any deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our large customers are also able to exert pricing and other influence on us, requiring us to market, deliver and promote our products in a manner of their choosing, which frequently is more costly to us. Moreover, we do not have a long-term contract with our largest customer, Wal-Mart. As a result, although these customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and our relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business from any of our major customers would materially adversely affect our business, results of operations and cash flow. Our percentage of net sales to Wal-Mart and some of our other major customers may increase if we are successful in our strategy of broadening the range of products we sell to existing customers, which would have the effect of increasing the impact of any of the risks described in this risk factor.

Any interruption or termination of our relationships with our manufacturers could adversely affect our business, result in increased cost of goods sold or lead to an inability to deliver our products to our customers.

        We rely on third-party manufacturers to supply all of our products. Our product manufacturers are located in Asia, principally in China. We do not have long-term agreements with any of our manufacturers, and products are generally supplied on a purchase order basis. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs or failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, we would need to locate alternative manufacturing sources. Potential events that could adversely affect our foreign supply chain include the following:

  •
  political instability, acts of war or terrorism, or other international events resulting in the disruption of trade with countries where our sourcing partners' manufacturing facilities are located;

  •
  disruptions in shipping and freight forwarding services, including as a result of dockworker or port strikes;

  •
  increases in oil prices, which would increase the cost of shipping;

  •
  interruptions in the availability of basic services and infrastructure, including power shortages;

  •
  extraordinary weather conditions (such as hurricanes, typhoons and snowstorms) or natural disasters (such as earthquakes or tsunamis); and

  •
  the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis.

        These and other events could interrupt production in offshore facilities, increase our cost of goods sold, impair our ability to ship orders of our products on a timely basis, delay receipt of products into the United States, cause us to miss the delivery requirements of our customers or prevent us from sourcing products at all. As a result, we could experience lost sales, cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could adversely affect our net sales, results of operations, reputation and relationships with our customers. Our future performance may be subject to the occurrence of such events, which are beyond our control, and which could materially adversely affect our financial condition and results of operations. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we may experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

We face business, political, operational, financial and economic risks because a material portion of our operations are outside the United States, a material portion of our sales are to customers outside the United States and all of our manufacturers are outside the United States.

        Our foreign sales offices are located in the United Kingdom, Canada and Mexico, and we outsource the manufacture of our products to contract manufacturers in Asia, principally in China. During the three and nine months ended September 29, 2007 and September 30, 2006, 13.9%, 16.1%, 13.9% and 17.2% respectively, of our net sales were outside the United States, primarily to customers in the United Kingdom, Canada and Mexico. We are subject to risks inherent in international business, many of which are beyond our control, including:

  •
  imposition of U.S. and foreign government controls, such as export license requirements or other trade restrictions and changes in regulatory practices;

  •
  transportation delays and difficulties of managing international distribution channels;

  •
  longer payment cycles for, and greater difficulty collecting, accounts receivable;

  •
  unexpected changes in regulatory requirements, such as changes in withholding taxes that restrict the repatriation of earnings into the United States and affect our effective income tax rate due to profits generated or lost in foreign countries;

  •
  political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions; and

  •
  difficulties in obtaining the protections of intellectual property laws, if any, of other countries.

        Any of these factors could reduce our net sales, decrease our gross margins or increase our expenses.

Fluctuations in foreign currency exchange rates could harm our results of operations.

        We conduct operations in and generate sales from many areas of the world involving transactions denominated in a variety of currencies. We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our U.K., Canadian and Mexican subsidiaries. Additionally, we outsource the manufacture of our products to contract manufacturers in Asia, principally in China. While we pay these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. Any decrease in the value of the U.S. dollar against these foreign currencies could result in a corresponding increase in our future cost of goods sold and decrease in our gross profit, which would materially adversely affect our financial condition and operating results.

We have indebtedness which may restrict our business and operations, adversely affect our cash flow and restrict our future access to sufficient funding to finance desired growth.

        Our indebtedness (i) makes us more vulnerable to adverse changes in general economic, industry and competitive conditions and (ii) places us at a disadvantage compared to any of our competitors that may have less debt. Furthermore, our interest expense could increase if interest rates rise because our debt bears interest at floating rates. We dedicate a substantial portion of our cash flow to pay interest and principal on our debt. If we do not have sufficient earnings to service our debt, we would need to refinance all or part of that debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms, or at all.

        As of September 29, 2007, our total indebtedness consisted of a credit facility with a group of financial institutions secured by substantially all of our assets. The terms of our credit facility include customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to maintain certain financial ratios, as described in "Description of Credit Facility," section of our Prospectus filed with the SEC, and restricts our ability to incur additional indebtedness. These restrictions and covenants limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions.

        A breach of the provisions of our credit facility, including any inability to comply with the required financial ratios, could result in an event of default under our credit facility. If an event of default occurs under our credit facility (after any applicable notice and cure periods), our lenders would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under our credit facility. In the event of a default under our credit facility, the lenders could also foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

Due to the uncertainty of the interpretation and application of existing U.S. federal income tax laws there is a risk that FGX International Holdings Limited could be treated as a U.S. corporation for U.S. federal income tax purposes, in which case we would be subject to higher taxes, which could materially adversely affect our results of operations and cash flows.

        U.S. federal income tax laws provide that if a foreign corporation acquires substantially all of the properties of a U.S. corporation and, after the acquisition, the former shareholders of the U.S. corporation own 80% or more of the stock of the foreign corporation by virtue of their ownership of the U.S. corporation's stock, the foreign corporation may be treated as a U.S. corporation for U.S. federal income tax purposes. Although we believe that these anti-inversion rules do not apply to us, these rules have not been the subject of any judicial decisions or administrative rulings, are subject to change at any time and any such change may be retroactive. Moreover, regulations or interpretations adversely affecting our position under the anti-inversion rules could be issued at any time, potentially with retroactive effect. If the Internal Revenue Service ("IRS") were to take successfully the contrary position that FGX International Holdings Limited should be treated as a U.S. corporation, we could be subject to substantially higher U.S. federal income taxes and such changes could materially adversely affect our results of operations and cash flows.

        We are a BVI business company under the BVI Business Companies Act, 2004. In addition, certain of our non-U.S. subsidiaries are incorporated in the BVI and other countries and are subject to taxation in those or other countries where the applicable statutory tax rates are substantially lower than those applicable to our U.S. subsidiaries. As a result, our overall effective tax rate will be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings will be subject. We do not expect to provide for tax on the undistributed retained earnings of these non-U.S. subsidiaries.

        We are, and expect to be, periodically examined by various federal, state, local and foreign taxing authorities. The tax years under examination vary by jurisdiction. We expect to consider regularly the likelihood of assessments in each of the taxing jurisdictions and expect to establish tax allowances which represent our best estimate of the potential assessments. The resolution of any of these tax matters could differ from the amount reserved, if any. While that difference could be material to the results of operations and cash flows for any affected reporting period, we do not expect that it will materially adversely affect our consolidated financial position or consolidated liquidity.

If we are unable to implement successfully our business strategy of expanding our product offerings, our business may suffer.

        We intend to continue to expand our product offerings, particularly focusing on prescription frames, more fashionable non-prescription reading glasses and our premium brands (Anarchy, Angel and Gargoyles). We also plan to introduce new products within the eyewear and costume jewelry markets. However, we may not be successful in gaining market acceptance for any new products that we offer. In addition, introduction of new product offerings will require us to incur additional sales and marketing expenses, and these expenses may be material. The execution of our business strategy could strain our management, financial and operational resources, which could materially adversely affect our performance and results of operations. The success of our business strategy could be negatively impacted by our failure or inability to:

  •
  increase awareness and popularity of our existing FosterGrant, Magnivision, Anarchy, Angel and Gargoyles brands;

  •
  establish awareness of any new brands we may introduce or acquire;

  •
  maintain and negotiate favorable license agreements enabling us to expand our distribution channel penetration and to market our eyewear products to a substantially broader consumer base;

  •
  increase customer demand for our existing products and establish customer demand for any new product offering;

  •
  attract, acquire and retain customers at a reasonable cost, especially in upchannel markets such as department stores;

  •
  achieve and maintain a critical mass of customers and orders across all of our product offerings;

  •
  maintain or improve our gross margins; or

  •
  compete effectively in highly competitive markets.

        We may not be able to address successfully any or all of these challenges in a manner that will enable us to expand our business in a cost effective or timely manner. If our new products are not received favorably by consumers, our reputation and the value of our brands could be damaged. The lack of market acceptance of new products we may develop or our inability to generate satisfactory net sales from any new products to offset their cost could harm our business.

If we fail to market effectively our FosterGrant and Magnivision products, these brands may not achieve or maintain the broad recognition necessary to be successful in the marketplace.

        We believe that broader recognition and favorable perception of our FosterGrant and Magnivision brands are essential to our future success. Excluding fiscal 2007, in recent years, we have invested minimally in marketing and advertising our FosterGrant brand to consumers. Similarly, since we acquired Magnivision, we have invested minimally in marketing and advertising our Magnivision brand. As part of our growth strategy, we plan to capitalize on existing awareness of our FosterGrant and Magnivision products by investing in marketing and advertising activities and introducing an advertising and marketing campaign targeting consumers. These expenditures may not result in a sufficient increase in net sales to cover such marketing and advertising expenses, and it may be that our failure to invest in marketing and advertising our FosterGrant brand has impaired the value of the brand to an extent that may be difficult to reverse. Furthermore, consumers are increasingly identifying our non-prescription reading glasses products by the retail outlet in which they are purchased, rather than by our brand name, thereby minimizing the value of our brands. In addition, even if brand recognition increases, our customer base may decline or fail to increase and our net sales may not continue at present levels or may decline.

If we fail to promote successfully our Anarchy, Angel and Gargoyles brands, we may not be able to execute effectively our growth strategy with respect to these brands.

        Our Anarchy, Angel and Gargoyles brands are designed to appeal to different demographic groups and distribution channels at a premium price point. We must successfully market these brands with their respective target demographics. Effective positioning of these brands will depend largely on the success of our marketing and advertising efforts and our ability to anticipate and respond to changing fashion and performance trends in the action sports enthusiast and lifestyle markets. As part of our growth strategy, we plan to increase marketing and advertising of these brands to further identify our Anarchy, Angel and Gargoyles brands with these images and lifestyles. However, we may not identify successfully our brands with these images and lifestyles, and accordingly, these expenditures may not result in a sufficient increase in net sales to cover such marketing and advertising expenses and our net sales of our Anarchy, Angel and Gargoyles branded products may not improve, or may decline.

If we do not continue to negotiate and maintain favorable license arrangements, our growth prospects, sales and operating results could be adversely affected.

        We have entered into license agreements that enable us to sell eyewear under certain nationally recognized brands, including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Daytona International Speedway. We believe that our ability to maintain and negotiate favorable license agreements enables us to increase our access to additional distribution channels. Accordingly, if we are unable to negotiate and maintain satisfactory license arrangements, our growth prospects, sales and operating results could be adversely affected.

Our business could be harmed if we fail to maintain proper inventory levels or if we misjudge the market for a particular product.

        The sunglasses, non-prescription reading glasses and costume jewelry markets are subject to changing consumer preferences based on fashion and performance trends. Our success depends largely on our ability to continue to anticipate and respond to changing fashion and performance trends and consumer preferences in a timely manner. Decisions regarding product designs must be made several months in advance of the time when consumer acceptance can be measured. We therefore place orders with our manufacturers for many of our products prior to the time we receive orders for these products from our customers. We also maintain an inventory of selected products that we anticipate will be in high demand.

        Although we attempt to stay abreast of emerging fashion and performance trends affecting some of our products, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for a particular product or are unable to respond quickly to fashion trends, we may be unable to sell the products we have ordered from manufacturers or that we have in our inventory. Excess inventory levels may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to our customers, negatively impact retailer relationships and diminish brand loyalty. Additionally, if inventory shortages require us to purchase additional products that must be shipped by air freight (rather than ocean freight) in order to meet our customers' demands, our shipping costs would increase significantly and our gross profit would be adversely affected. Accordingly, if we misjudge the market or fail to maintain proper inventory levels, our sales and operating results would be adversely affected. Our brand image with respect to our products may also suffer if customers or consumers believe that we are no longer able to offer stylish products, respond to the latest fashion trends or maintain the quality of our products.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our intellectual property, which could weaken our competitive position, reduce our net sales and increase our costs.

        We primarily protect our intellectual property rights through the enforcement of patent, trade secret, trade dress, trademark, copyright and unfair competition laws, in addition to nondisclosure, confidentiality and other contractual restrictions. Our intellectual property portfolio, including our product designs and trademarks, are important to the success of our products and our competitive position. However, there can be no assurance that our efforts to protect our intellectual property will be adequate or effective or will not be challenged by third parties. Despite our efforts, third parties may have violated and may in the future violate our intellectual property rights. In addition, other parties, including our competitors, may independently develop similar, competing or superior products, technologies or designs that do not infringe on our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors could obtain our proprietary information and imitate our products using processes or technologies developed by us and thereby harm our competitive position and financial condition. Our results of operations could also be adversely affected by parallel trade (i.e., gray markets) and counterfeiting of our products, which could harm our reputation for producing high-quality products.

        Since we sell our products internationally and outsource the manufacture of our products to contract manufacturers in Asia, principally in China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not enforce or protect our intellectual property rights to the same extent or in the same manner as the laws of the United States. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be extensive. If we are unable to protect adequately our intellectual property rights, our results of operations may be adversely affected.

We may be involved in intellectual property litigation or subject to claims by third parties for alleged infringement of their intellectual property rights, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

        From time to time in the course of our business we are involved in litigation to protect and enforce our intellectual property rights and receive notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. Some of these claims lead to litigation. We cannot assure you that our intellectual property rights have the value we believe them to have, that our products will not be found to infringe upon the intellectual property rights of others or that we will prevail in any litigation. Any intellectual property claim, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert our management from normal business operations. Adverse determinations in litigation could subject us to significant liability and force us to terminate sales of infringing products or to develop redesigned products or brands or could subject us to the loss of our rights to a particular patent, trademark, copyright or trade secret. In addition, we could be required to seek a license from the holder of the intellectual property, and it is possible that we may not be able to obtain a license on reasonable terms, or at all. Even if we obtain a license, the cost of potential royalty payments could negatively affect our margins. If we are unable to redesign our products or obtain a license, we may have to discontinue a particular product offering. If we fail to develop a non-infringing technology or product on a timely basis or to license the infringed technology on acceptable terms, our business, financial condition and results of operations could be harmed.

We might not successfully integrate future acquisitions, which could materially adversely affect our business, financial condition, results of operations and cash flows.

        As part of our growth strategy, we intend to continue to pursue strategic business acquisitions or make investments in other products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, and the magnitude of any such transaction could be significant. We have an interest in expanding our product lines to include personal fashion accessories that we do not currently market, and the extension of our product lines into unfamiliar categories will present additional challenges. Although we have experience in acquiring other businesses, we may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business or product, such acquisitions and investments involve a number of risks, including:

  •
  problems assimilating the purchased products or business operations;

  •
  problems maintaining uniform standards, procedures, controls and policies;

  •
  unanticipated costs and/or contingent liabilities associated with the acquisition;

  •
  diversion of management's attention from our core business;

  •
  harm to our existing business relationships with manufacturers and customers;

  •
  risks associated with entering new markets in which we have no or limited prior experience; and

  •
  potential loss of key employees of acquired businesses.

        Future acquisitions could materially adversely affect our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. Once integrated, acquired operations may not achieve levels of revenues, gross profit or productivity comparable with those achieved by our existing operations or otherwise perform as expected. If we fail to recognize or address these matters in a timely manner or devote adequate resources to them, we may fail to achieve our growth strategy and otherwise not realize the intended benefits of an acquisition. Every acquisition involves risks, and the process of integrating acquired companies into our operations may result in unforeseen difficulties and require significant financial resources, management time and attention that would otherwise be available for the ongoing development or expansion of our existing operations.

        Furthermore, the consideration paid in connection with an investment or acquisition may affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash and borrowing capacity and incur additional indebtedness to consummate any acquisition. To the extent we issue ordinary shares or other rights to purchase capital stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs or restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Any of these factors could materially adversely affect our business, financial condition, results of operations and cash flows.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

        Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing our suppliers and costs, the timing of the introduction of new products and weather patterns. Sunglasses orders are usually shipped initially in December, while replenishment orders are primarily shipped during the first half of the fiscal year as retailers build inventories for the spring and summer selling seasons. Costume jewelry is shipped primarily during the second half of the fiscal year as retailers build inventories for the holiday season. Sales of non-prescription reading glasses are generally uniform throughout the year. Although sales of our non-prescription reading glasses have, in part, offset the seasonality of sales of our costume jewelry and sunglasses product lines, our financial condition and results of operations are highly dependent on the shipping of product during the second half of the year. We anticipate that this seasonal impact on our net sales is likely to continue. In addition, our quarterly results could be adversely impacted by the timing of customer orders and scheduled shipping dates. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our ordinary shares to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance.

        Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any seasonal shortfall of sales.

An increase in product returns could negatively impact our operating results.

        Sales are recognized when revenue is realized or realizable and has been earned. We recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement that the price is fixed or determinable, and that collectibility is reasonably assured. Accordingly, we provide allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. Any significant increase in product damages or defects or product returns could materially adversely affect our operating results for the period or periods in which such events materialize.

Disruption in our distribution center could significantly lower our net sales and gross profit.

        We maintain a distribution center in our Smithfield, Rhode Island facility which is essential to the efficient operation of our distribution network. Any serious disruption to this distribution center due to fire, snowstorms, flooding, acts of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to receive products from our suppliers and distribute products to our customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the center. As a result, any such disruption could significantly lower our net sales and gross profit.

We are heavily dependent on our current executive officers and management and the loss of any of them could adversely affect our ability to operate our business and to develop and market our products successfully.

        We are heavily dependent on our current executive officers and management. We believe that our future success is highly dependent on the contributions of Alec Taylor, our Chief Executive Officer, Jack H. Flynn, Jr., our President, and Anthony Di Paola, our Chief Financial Officer. We have entered into an employment agreement (which includes a non-compete provision) with each of Mr. Taylor, Mr. Flynn and Mr. Di Paola; however, we cannot be certain that either of them will not be recruited by our competitors or otherwise terminate their relationship with us. For example, in April 2007, our then Chief Financial Officer resigned to pursue another opportunity notwithstanding the fact that he had not yet completed the term of his employment agreement with us. Our future success may also depend on our ability to attract and retain additional qualified management, design, sales and marketing personnel. We do not carry key man life insurance. The loss of any key employee or the inability to attract or retain qualified personnel, including product design, sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brand.

A shift by one or more of our customers to "pay-on-scan" payment programs could materially reduce our net sales, gross profit and cash flows.

        Some of our customers, including one of our major customers, are considering ways to shift their inventory risks and costs of working capital by adopting "pay-on-scan" payment programs. Under these pay-on-scan arrangements, our inventory would not transfer to the customer until the customer has sold the product to a consumer. Accordingly, we would not be able to recognize sales until the customer notifies us that the product has been sold to a consumer. We have historically declined to participate in most pay-on-scan inventory programs, even though some of our competitors may do so. Our decision not to participate in pay-on-scan programs may result in our loss of these customers, which would reduce our net sales and cash flows. If one or more of our customers terminates its relationship with us as a result of our decision not to participate in such pay-on-scan programs, our net sales, gross profit and cash flows may be materially adversely affected. Furthermore, if we agree to participate in such programs, it may be more difficult for us to manage effectively our inventory and our net sales and cash flows may be materially adversely affected as well.

If we fail to comply with federal regulations imposed by the Food and Drug Administration or various state regulations, we could be subject to fines and penalties and our products could be suspended or removed from the market, each of which would cause our net sales and results of operations to decline.

        Our non-prescription reading glasses and sunglasses are considered to be medical devices by the United States Food and Drug Administration. Accordingly, the manufacture and sale of these products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended by the Medical Device Amendments of 1976 and certain subsequent amendments. Non-prescription reading glasses and sunglasses that are appropriately labeled are exempt from the "premarket notification process" that is applicable to medical devices that potentially pose greater risk to individuals than our products. However, non-prescription reading glasses and sunglasses must be fitted with impact-resistant lenses and comply with other FDA requirements. They must also be manufactured from nonflammable finished materials, and must meet the flammable solid requirements and other requirements of federal law. The FDA can modify how these products are classified or could, through appropriate rulemaking, withdraw the exemption from premarket notification. If this were to occur, it could have an adverse impact on our ability to continue to market these products and would likely increase our costs of compliance.

        As an establishment involved in the distribution of medical devices intended for marketing and commercial distribution in the United States, we are required to, and have registered with, the FDA. This process is known as establishment registration and provides the FDA with the location of medical device distribution facilities. We are also required to adhere to applicable FDA regulations, and our facilities are subject to regular inspection by the FDA. If the FDA were to conclude, following such an inspection or otherwise, that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to public health. The FDA may also impose operating restrictions either through consent decrees or otherwise, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any of these adverse governmental actions could negatively affect our gross profit with respect to our non-prescription reading glasses and sunglasses.

        In addition, we are subject to various state regulations that dictate which types of reading glasses may be sold with and without a prescription. For example, the FDA does not require a prescription for reading glasses, but some states have imposed magnification limits on non-prescription reading glasses. We are also subject to state labeling laws, which vary from state to state. We are subject to similar rules and regulations, and the related risks and uncertainties, in each of the foreign countries in which we operate.

If we must make payment of all or a portion of certain contingent liabilities, our results of operations and our cash flows would be materially adversely affected.

        In February 2005, we reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (f/k/a Al-Site and then owned by its founding family) against an entity which is now a subsidiary of ours relating to the use of certain display devices for eyeglasses. Although Magnivision was the nominal plaintiff in the litigation, the founding family of Magnivision retained the rights to direct the litigation and receive any litigation proceeds when they sold Magnivision to American Greetings. We acquired Magnivision from American Greetings in 2004. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of its terms. Pursuant to the agreed settlement, we are obligated to pay the plaintiff $11.0 million. However, there is a cost sharing agreement in place which provides that an unrelated third party is paying approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party has guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million which the court allowed for a prejudgment payment we had previously made to the plaintiff, our total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by us as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May 2005 and thus far all payments have been timely made. However, we remain legally liable for the outstanding balance on the agreed settlement even though it is being paid by the third party. As of September 29, 2007, the outstanding balance on the agreed settlement was approximately $2.0 million. If both the third party and the guarantor fail to, or are unable to, comply with the terms of the agreed settlement, and if we are determined to be responsible for all or a portion of this amount, our results of operations and our cash flows would be materially adversely affected.

Our products may subject us to recall and product liability claims, which are expensive to defend and may require us to pay damages.

        We may be required to pay for losses or injuries caused by our products. We have been and may again be subjected to various product liability claims, including claims for serious personal injury. Successful assertion against us of one or a series of large claims could harm our business. Also, we are subject to regulation by federal, state and international regulatory authorities and if one or more of our products is found to be defective, we may be required to recall it, or may be subject to other actions by these authorities or others, which may result in substantial expense and adverse publicity and negatively impact our sales, operating results and reputation. In addition, one or more of our license agreements or business relationships may be terminated. Although we maintain product liability insurance coverage, potential product liability claims and liabilities may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which would hurt our financial condition. We may also be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future or may be unable to obtain adequate product liability insurance in the future.

We may suffer negative publicity, be sued or have one or more of our license agreements or business relationships terminated if the manufacturers of our products violate labor laws or engage in practices that are viewed as unethical.

        Most of our license agreements require that we select manufacturers with legal and ethical labor practices. If one of these manufacturers violates, or is accused of violating, labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that would be viewed as unethical if such practices occurred in the United States, one or more of our license agreements could be terminated by our licensors or our business relationships with our customers could be terminated. Although we do not believe that our manufacturers violate local labor laws, or engage in labor or other practices that would be viewed as unethical if such practices occurred in the United States, we cannot control the business and labor practices of our manufacturers. We also could suffer negative publicity or be sued. In addition, if such negative publicity affected one of our customers, it could result in the loss of business for us and materially adversely affect our business.

Unfavorable resolution of pending and future litigation matters, and disputes could have a material adverse effect on our financial condition.

        We are or may become involved in litigation matters. An unfavorable resolution of pending litigation could have a material adverse effect on our financial condition and operations. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending litigation. In addition to pending litigation, future litigation, government proceedings, labor disputes, or other matters could lead to increased costs or interruption of our normal business operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  Use of Proceeds from Initial Public Offering

        On October 29, 2007, we completed our initial public offering of 13,800,000 ordinary shares at a price to the public of $16.00 per share for an aggregate of $220.8 million. 6,666,667 ordinary shares were sold by us and 7,133,333 ordinary shares were sold by our shareholders (including 1,800,000 ordinary shares sold by one of our shareholders pursuant to the underwriters' exercise of their over-allotment option). We did not receive any proceeds from ordinary shares sold by the selling shareholders. We received approximately $97.2 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and estimated underwriters' and other offering expenses of $2.0 million. The selling shareholders received approximately $106.1 million after deducting underwriting discounts and commissions of $8.0 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our ordinary shares or other affiliates of ours.

        The offer and sale of all of the shares in the initial public offering were registered pursuant to a registration statement on Form S-1 (File No. 333-139525), which was declared effective by the Securities and Exchange Commission on October 24, 2007. The managing underwriters of the initial public offering were William Blair & Company, L.L.C. and SunTrust Robinson Humphrey, Inc. The offering commenced on October 24, 2007 and terminated upon the sale of all of the securities registered in the registration statement.

        As of September 29, 2007, we had not completed the initial public offering and we had not received or used any of the proceeds. After completion of the offering on October 29, 2007, as described in the final prospectus for the offering, we expended the net proceeds as follows: $50.0 million to repay in full the amount outstanding under our second lien term loan, $43.7 million to repay a portion of the amount outstanding under our first lien term loan, $3.0 million to repay in full the amount outstanding under our revolving credit facility, and $0.5 million of bank fees related to the voluntary pre-payment of our second lien term loan.

ITEM 3.    Defaults Upon Senior Securities.

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of the Security Holders.

        None.

ITEM 5.    Other Information.

        None.

ITEM 6.    Exhibits.

        The exhibits listed in the Exhibit Index following the signature page are filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2007	FGX INTERNATIONAL HOLDINGS LIMITED
	By:	/s/ ANTHONY DI PAOLA Anthony Di Paola
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Memorandum of Association of the Registrant.
3.2	Form of Amended and Restated Articles of Association of the Registrant.
4.1	Form of Specimen Ordinary Share Certificate.(1)
10.1	Form of Nonqualified Stock Option Agreement under 2007 Incentive Compensation Plan.
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)
Incorporated by reference from Form S-1/A (Registration No. 333-139525) filed October 4, 2007.