Form 10-K
period 2007-12-29
FGX International Holdings LTD
filed 2008-03-14
CIK 1357227

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33760

FGX INTERNATIONAL HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation)	98-0475043 (IRS Employer Identification No.)

500 George Washington Highway
Smithfield, RI 02917
(Address of principal executive offices) (zip code)

(401) 231-3800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Ordinary shares, no par value	Name of each exchange on which registered The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 30, 2007, the last business day of our most recently completed second fiscal quarter, our ordinary shares were not listed on any exchange or over-the-counter market. Our ordinary shares began trading on the NASDAQ Global Market on October 25, 2007. As of December 29, 2007, the aggregate market value of the voting shares held by non-affiliates was $140,034,983, based on the number of shares held by non-affiliates of the registrant as of December 29, 2007 and the reported last sale price of ordinary shares on December 28, 2007.

         Number of the registrant's ordinary shares, no par value, outstanding as of March 6, 2008: 21,262,308.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for FGX International Holdings Limited's Annual Meeting of Shareholders to be held on May 29, 2008 are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

        This report and the information incorporated by reference in it include forward-looking statements. These include, but are not limited to, statements about our expectations, hopes, beliefs, intentions or strategies regarding the future, as well as statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. They may refer, without limitation, to retail and brand initiatives, upcoming product releases, operational improvements, market growth or acceptance of our products, and future revenue, costs, results of operations, or profitability. The words "anticipates," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may, but are not necessary to, identify forward-looking statements.

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described or referred to under the heading "Risk Factors" below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

PART I

Item 1    Business.

The Company

        FGX International Holdings Limited is a business company incorporated under the laws of the British Virgin Islands ("BVI"). We conduct business through our subsidiary, FGX International, Inc., and its operating subsidiaries.

        Our principal shareholder, Berggruen Holdings North America Ltd. (together with its predecessors, "BHNA"), acquired AAi.FosterGrant, Inc. in a series of transactions between 2000 and 2003. We were incorporated on September 22, 2004 to hold the stock of AAi.FosterGrant and, in October 2004, we acquired Magnivision, Inc. On October 24, 2007, we undertook an initial public offering in which we sold 6,666,667 of our ordinary shares at a price to the public of $16.00 per share and certain shareholders sold 7,133,333 shares. We received approximately $97.2 million in net proceeds (after deducting underwriting discounts, commissions and expenses of approximately $9.5 million), which we used to repay indebtedness and related costs.

        Our registered office is located at Midocean Chambers, P.O. Box 805, Road Town, Tortola, British Virgin Islands. Our principal executive offices are located at 500 George Washington Highway, Smithfield, Rhode Island 02917; telephone: (401) 231-3800. Our web site is www.fgxi.com. (We have included our web site address in this document as an inactive textual reference only and you should not consider information contained on our web site or that can be accessed through our web site to be a part of this Annual Report on Form 10-K.)

Overview

        We are a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with a portfolio of established, highly recognized eyewear brands including FosterGrant(1) and Magnivision. We and our predecessors have worked to build a strong reputation for providing consumers a broad selection of products that deliver style and quality at affordable prices. This is exemplified by the FosterGrant brand, which has been one of the most recognizable sunglasses brands since the 1960s "Who's That Behind Those Foster Grants?" advertising campaign, which used high profile celebrities to promote the brand.

(1)
FosterGrant®, Magnivision®, Anarchy®, Angel™, Gargoyles®, Hyperflexx® and Redi-Readers® are our trademarks. Ironman Triathlon®, Levi Strauss Signature®, Body Glove®, C9 by Champion® and Daytona International Speedway® are the property of their respective owners. The ® and ™ symbols included here are deemed to apply to each instance of the respective mark in this report.

        We sell our FosterGrant brand in the U.S. popular priced sunglasses market (less than $30) and both our FosterGrant and Magnivision brands in the domestic non-prescription reading glasses market. Our products are sourced through low-cost Asian manufacturers and sold primarily through mass channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores. Some of our products are sold to ophthalmic retailers, mid-tier department stores and other specialty retailers. We also sell costume jewelry principally to major mass merchandisers, thereby extending our general product penetration with key customers.

        Our company-owned portfolio also includes the Anarchy, Angel and Gargoyles brands, which target different demographic groups and distribution channels at a premium price point (generally $50-$170). We believe our premium brands have a strong niche consumer appeal. We promote these brands through endorsements from well recognized action sports athletes and sponsorship of professional surfing contests and similar sporting events.

        To complement our proprietary brands, we market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Daytona International Speedway. In addition, we sell a line of prescription frames, which we introduced in 2004 to supplement our product line and leverage our FosterGrant brand.

        Our sales into the international personal accessories market are principally generated in the United Kingdom, Canada and Mexico and have averaged approximately 15% of our net sales during the past three fiscal years.

        We believe that we have the capital structure in place that will enable us to enhance our market leadership positions through the continued investment in our core brands. We will seek to continue to add to our domestic and international customer base as well as consider selective acquisitions that fit strategically into our business model. Our future results may be impacted by risk and trends set forth in "Item 1A. Risk Factors" and elsewhere in this report.

Our Markets

        We compete in the $30 to $170 price point sunglasses market and believe the market for popular priced sunglasses is supported by a number of long-term growth drivers, including changing fashion trends, consumers' desire for multiple, activity-specific sunglasses, the growing desire for UVA/UVB eye protection and product innovation.

        Non-prescription reading glasses are designed to provide magnification for near-vision tasks associated with the normal aging process, which is marked by the decreased ability to focus on nearby objects, or presbyopia. We believe the general aging of the population is a key growth factor in the U.S. non-prescription reading glasses market. In addition, we believe that growth in this market will be driven by product innovations, the appeal of more fashionable designs and enhancement in alternative eyesight correction technologies, which typically correct nearsightedness, or myopia, but not presbyopia.

        We believe that changing fashion trends and creative designs are the key growth factors in the U.S. costume jewelry market where we primarily compete in the mass merchandise segment.

        We primarily sell sunglasses and non-prescription reading glasses products internationally in the United Kingdom and Europe, sunglasses, non-prescription reading glasses and costume jewelry products in Canada, and sunglasses and costume jewelry products in Mexico.

        See Note 19 to our consolidated financial statements in this Form 10-K for an analysis of our sales by segment and Note 18 for additional information relating to our international operations.

Our Customers

        We sell our products in approximately 57,000 retail locations worldwide. Our core customer base spans a range of mass channels, and primarily consists of mass merchandisers, chain drug stores, chain grocery stores, specialty retailers, variety stores, ophthalmic retailers and mid-tier department stores.

  •
  Mass merchandisers in the U.S. accounted for approximately 38% of our total net sales in fiscal 2007. Representative mass merchandiser customers include Wal-Mart, Target, Meijer, Fred Meyer and BJ's Wholesale Club.

  •
  Chain drug stores in the U.S. accounted for approximately 31% of our total net sales in fiscal 2007. Representative chain drug store customers include CVS, Walgreens, Rite Aid and Duane Reade. These stores tend to be smaller than mass merchandisers and attract a consumer base that is often less price sensitive and more convenience oriented than the mass merchandiser or variety store customer.

  •
  Chain grocery stores, specialty retailers, variety stores, ophthalmic retailers and mid-tier department stores in the U.S. accounted for approximately 15% of our total net sales in fiscal 2007.

        We have established strong and long-standing relationships with many leading national retailers. Nine of our top ten customer relationships, ranked by 2007 revenues, span more than ten years each, such as our relationship with Walgreens, while our relationship with CVS extends more than 15 years and our relationship with Wal-Mart spans more than 20 years. Approximately 88% of our dollar-denominated sales are to 50 large retail customers with approximately 57,000 locations worldwide. In fiscal 2007, our five largest customers represented approximately 64% of our sales. Net sales to each of Wal-Mart, CVS and Walgreens accounted for more than 10% of our net sales and sales to Wal-Mart accounted for more than 10% of our net sales in each segment in which we operate.

Sales and Marketing

        Our domestic and international sales teams are organized by distribution channel, product line and customer. We also have dedicated sales, marketing and merchant personnel exclusively responsible for maintaining and growing our presence within certain larger customers.

        We operate our operations in Mexico through a joint venture established in 1996, AAi/Joske's S. de R.L. de C.V., of which we own 50%. AAi/Joske's develops, sources and distributes customized Mexican collections of accessories utilizing our product development personnel and supplier relationships, as well as the distribution expertise of our joint venture partner, Joske's de Mexico, S.A. de C.V. ("Joske's"), an established Mexican jewelry company with strong local retail relationships.

        We believe that relationships with our retail customers are dependent upon the efficient use of allocated floor space and the generation of profits by our customers. To this end, we strive to deliver competitively priced products and service programs that consistently provide retailers with attractive gross margins and inventory turnover rates. We have a history of customer retention from year to year, and customer loss has generally been attributable to consolidation in the various retail channels we serve.

        Our marketing organization is responsible for increasing brand awareness through activities such as advertising, public relations and consumer research. They have worked with an outside advertising agency to launch a 2008 FosterGrant advertising campaign and are focused on increasing the awareness of our premium brands, Anarchy, Angel and Gargoyles. They also are utilizing multiple advertising agencies to further develop an educational and marketing campaign launched in 2007 focusing on the advantages of non-prescription reading glasses through our Magnivision brand. We maintain showrooms and sales offices domestically at our Smithfield, Rhode Island corporate offices, in Bentonville, Arkansas, and New York City, as well as in Toronto, Mexico City, and the United Kingdom. We significantly increased spending on marketing and advertising in fiscal 2007, and we plan to continue to increase such spending over the next three to five years.

        Our business is highly seasonal, and our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing our inventories and costs, the timing of the introduction of new products and weather patterns. Sunglasses orders in the United States are usually shipped initially in December, while in the United Kingdom they are usually shipped initially in February and March. Replenishment sunglasses orders in both the United States and the United Kingdom are primarily shipped during the first half of the fiscal year as retailers build inventories for the spring and summer selling seasons. Costume jewelry is shipped primarily during the second half of the fiscal year as retailers build inventories for the holiday season. Sales of non-prescription reading glasses are generally uniform throughout the year. Although sales of our non-prescription reading glasses have, in part, offset the seasonality of sales of our costume jewelry and sunglasses product lines, our financial condition and results of operations are highly dependent on the shipping of product during the second half of the fiscal year.

Customer Contracts

        A majority of our eyewear sales, particularly in the chain drug store channel, are made pursuant to customer contracts. Our relationships are generally based on multi-year sales and/or dollar volume agreements. Some customers, including Wal-Mart, operate via purchase orders which set forth their terms and conditions related to purchases. Our customer contracts may be exclusive or non-exclusive and may specify inventory and service levels, anticipated inventory sales rates, sales volumes and the amount of any fixed obligation due to the customer in connection with the establishment of the relationship. Most of our costume jewelry sales are made pursuant to purchase orders.

        Upon commencement of a new customer contract or renewal of an existing customer contract, we may incur costs associated with providing new display fixtures and payments of product placement allowances. Upon commencement or renewal, we also experience a significant increase in revenue from the sale of eyewear to that customer to stock the new display fixtures. After initial stocking, we generate sales by reorders for product replenishment, which are typically at lower levels than at the commencement of the contract. In the case of a new contract, we may be required to issue credits to the customer equal to the customer's cost of the existing eyewear inventory of the incumbent supplier at the customer's retail locations and warehouses. Conversely, in the event that we are replaced as the eyewear supplier of a customer, the new supplier could be required to provide similar allowances for our customer's inventory.

        Product returns, markdowns and contractual allowances (which include product placement fees, cooperative advertising, volume rebates and other discounts) are a key component of our profitability, which we continually assess based on information and reports regarding products sold by our customers to consumers. Before entering into a new customer contract or renewing an existing customer contract, we engage in extensive analysis to determine the appropriate level of contractual allowances to be offered based on the projected profitability of the program. As a percentage of our gross product shipments, our product returns, markdowns and contractual allowances have averaged approximately 26% over the last three fiscal years.

Customer Support

        Our customers typically demand a high level of merchandising support and national distribution capability. Accordingly, our business is supported by an integrated infrastructure of sales and service, design and outsourcing functions. Our domestic sales team is supported by our merchant and field service organizations.

  •
  Merchant Organization.  Our merchant organization works closely with our customers to improve their sales and profitability by providing services such as collaborative planning, product merchandising, fashion trend reporting and retail sales data analysis. This group is also primarily responsible for managing customer returns and markdowns. By conducting point-of-sale analysis, they help retailers manage inventory and analyze revenue and margins.

  •
  Field Service Organization.  Our field service organization consists of part-time employees who maintain and restock in-store displays, set up promotional materials and communicate store-level needs to our management team. We believe our field service organization enables us to better serve our customers and enhances our ability to control the content and appearance of our in-store product displays, which we believe increases our sales volume. We also believe our field service organization is significantly larger than those of our competitors and also serves as a competitive advantage.

        Our U.K. and Mexican sales teams are each supported locally by similar merchant organizations and third-party field service organizations.

        We believe our merchant and field service organizations represent a critical differentiating competitive advantage in the marketplace. These distinctive service features enable us to better serve our customers and enhance our ability to control the content and appearance of our in-store product displays, which we believe increases our sales volume.

Working Capital

        We need working capital to support seasonal variations in our business, primarily due to the seasonal demands for our sunglasses and costume jewelry. We typically experience peak seasonal working capital needs from approximately mid-March through June and September through November in connection with these changes in demand. In the past, we have used borrowings under our revolving credit facility to satisfy normal operating costs during these periods.

Product Development and Sourcing

        We believe our reputation for style, quality and value distinguishes our products from those of our competitors and provides us with significant competitive advantages. Our product development objective is to provide stylish eyewear and costume jewelry which represent a strong price-to-value relationship for our end consumer. We employ a team of experienced eyewear and costume jewelry designers, product development specialists and support staff. The design team focuses on the development of new product styles or enhancements to reflect constantly evolving consumer preferences. The design team works closely with:

  •
  our sales, marketing and merchant organizations, and trend forecasters to predict, monitor and respond to market trends in a timely manner;

  •
  employees located at each of our international offices to custom design products for local style preferences;

  •
  licensor/retailers to design products that meet their approval; and

  •
  our manufacturers to maintain design integrity and ensure that our designs are feasible for low-cost mass-volume manufacturing while meeting quality standards.

        Consistent with general trends in the market, our costume jewelry product line tends to have more frequent design changes than our eyewear product lines. For our branded products, our designers participate in competitive shopping and closely monitor market trends to offer current styles and an "up-market" look to mass channels.

        We outsource the manufacture of our eyewear and costume jewelry products to contract manufacturers in Asia, principally in China. We have successfully executed our sourcing strategy in Asia since the 1980s. We are not dependent on any single supplier for the manufacture of any product category as we source from multiple suppliers across each such category and our largest supplier represented 12.0% of all our purchases in fiscal 2007. We buy our products from our suppliers on a purchase order basis with generally favorable trade terms and no obligation to any long-term contractual supply agreements. All purchase orders are fixed price and denominated in U.S. dollars, reducing the risks associated with short-term fluctuations in currency or raw material prices.

        In 2005, we opened an office in Shenzhen, China to enhance the management of our supplier relationships. We seek to ensure the quality of our manufacturers' products by using a third-party inspection company, managed by our Shenzhen office, to inspect all of our product orders prior to shipment from Asia. In addition, subsequent sample inspections are conducted at our facilities to verify product quality and order accuracy. We also maintain a quality control department at our Smithfield,

Rhode Island facility and use an independent laboratory for material testing of our products. We are currently in the process of establishing a quality control laboratory in China, which should be operational by the second half of 2008.

Warehousing and Distribution

        We own and operate a 187,000 square-foot distribution center and corporate headquarters in Smithfield, Rhode Island. The facility is configured to enhance supply chain operations, rapidly distribute products, improve customer service and decrease operational costs. We receive sales and inventory data from retailers via electronic data interchange, or EDI, and generate purchase orders using vendor managed inventory, or VMI. We manage product distribution in the United States and Canada through our Smithfield, Rhode Island facility and an independent third-party contract warehouse near Long Beach, California. We ship our products to our customers by contract carriers.

        Products are typically shipped in containers by ocean or air freight, depending on our requirements and cost efficiencies, from the ports of Hong Kong, Shanghai and Quingdao in China to Long Beach, California or Boston, Massachusetts for our products that we sell domestically and in Canada or Stoke-on-Trent, United Kingdom or Mexico City, Mexico for our products that we sell internationally. The domestic containers are then shipped either directly to our Smithfield, Rhode Island distribution facility or, depending on cost and logistical considerations, to an independent third-party contract warehouse near Long Beach, California.

        Our international products are warehoused and distributed by a facility we lease in the United Kingdom for our European customers, a facility owned by our joint venture partner, Joske's, in Mexico City for our customers in Mexico and South America, and our Smithfield, Rhode Island facility for our customers in Canada.

Competition

        There is intense competition in each of the markets in which we compete. Generally, the basis of competition in our markets are brand recognition, fashion, service, merchandising, quality and price. We believe that our established relationships with large retail customers, brand recognition, efficient, low-cost sourcing strategy and ability to deliver stylish products to consumers at a competitive price are important factors in our ability to compete. Several of our competitors may enjoy substantial competitive advantages, including less outstanding indebtedness and greater financial resources that can be devoted to competitive activities, such as sales and marketing, product development and strategic acquisitions.

        In the sunglasses market, we compete against a variety of companies across multiple channels of trade. The major competitive factors include fashion trends, brand recognition and distribution channels. The majority of our sunglasses sales are in mass channels, where we primarily compete against companies such as StyleMark, Inc., iZone Group and SelectaVision. In specialty retailers, where we sell our premium products, we compete with companies in various niches, including Oakley, Orange 21 and VonZipper.

        In the non-prescription reading glasses market, our primary competitors are StyleMark, Inc., Forrester & Vos and Zoom Eyeworks. The majority of retail outlets for non-prescription reading glasses are mass channels. To establish and maintain product placement in these retail outlets, we compete primarily on retail support, point-of-sale performance, price and terms. Fashion is a differentiator in this market, and our ability to incorporate fashion into our Magnivision and FosterGrant product lines will be a key factor in retaining our market-leading position.

        The prescription frames market is intensely competitive, as frame styles are marketed under multiple brand names. To obtain space at an optical retailer, we compete against many companies,

foreign and domestic, including Luxottica Group S.p.A., Safilo Group S.p.A., Signature Eyewear, Inc. and StyleMark, Inc. Distributors also frequently carry many lines of eyewear, and we must compete with our competitors for attention from sales representatives. At major retail chains, we compete not only against other eyewear suppliers but often against private labels of the chains themselves. To best leverage our strengths in this market, we have introduced our prescription frames into optical centers within our existing large retail customers, such as Wal-Mart. We believe successful relationships with these retailers will establish our brands in the prescription frames market and give us the experience we need to expand into other retail channels.

        Our costume jewelry products are distributed to mass merchandisers. We primarily compete against other costume jewelry manufacturers, including FAF, K&M and Tanya Creations, for the ability to distribute our products under desirable branded and private label brands for large retail customers. The primary bases of competition are price and our ability to interpret fashion trends and retail support.

Intellectual Property

        Our intellectual property portfolio, including our product designs, trademarks and licenses, are of material importance to our business.

        Trademarks.    We have numerous trademarks registered in the United States and in many foreign countries. We have registered our principal trademarks Foster Grant, Magnivision, Anarchy, Gargoyles, Hyperflexx and Redi-Readers and have an application pending for the Angel trademark in the United States. We have common law rights in the Titanium mark in the U.S. by virtue of our use of the mark in U.S. commerce. We have also registered or applied for the registration of certain other marks used by us in conjunction with the sale and marketing of our products.

        Patents.    We seek patent protection generally for those inventions and improvements likely to be incorporated into our products and displays or where patent protection will improve our competitive position. We do not have any patents that we believe are, individually or in the aggregate, material to our results of operations or financial condition.

        Licenses.    We have exclusive license agreements and/or rights of first refusal with World Triathlon Corporation to manufacture, market, distribute and sell products under the Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Daytona International Speedway brands in the United States and/or numerous countries around the world. These agreements typically require us to guarantee certain minimum net sales requirements or make minimum royalty payments. They will expire by their terms at intervals over the next one to three years but in some cases may be renewed by us if we have complied with their terms.

        We primarily protect our intellectual property rights through patent, trade secret, trade dress, trademark, copyright and unfair competition law, in addition to nondisclosure, confidentiality and other contractual restrictions. From time to time, we bring claims against third parties who, in our opinion, infringe upon these rights. While we cannot guarantee that our efforts to protect our intellectual property rights are adequate or effective, we intend to assert our intellectual property rights against infringers.

Governmental Regulation

        Our operations are subject to a variety of federal, state and local quality control standards and regulatory requirements relating to health and safety matters. In particular, we are subject to regulations promulgated by the Occupational Safety and Health Administration, pertaining to health and safety in the workplace and the regulation of corresponding state agencies, and the Food and Drug Administration, or FDA, pertaining to safety of "medical devices." Our international businesses are subject to similar regulations in the countries where they operate, and are subject to various international trade agreements and regulations.

        Because our products are manufactured overseas, our operations are, or may become, subject to international trade agreements and regulations. We are also subject to other restrictions imposed by the United States that include prohibitions set forth in the regulations issued by the U.S. Department of Commerce, the U.S. Department of State and the U.S. Department of the Treasury (Office of Foreign Asset Controls) with regard to "specially designated" or blocked persons or entities with which we are prohibited from doing business, as well as import/trade restrictions imposed by the countries in which our products are manufactured and sold. Modification and imposition of trade restrictions is based upon relationships between nations that we are unable to control, and we cannot predict the effect, if any, these events would have on our operations, especially in light of our concentrated product sourcing in Asia.

Backlog

        Our customers expect quick response times on standard orders, and we do not typically have a material order backlog.

Employees

        At December 29, 2007, we employed approximately 445 full-time employees and approximately 2,000 part-time employees worldwide. Most of our part-time employees are members of our field service organization, providing re-stocking and support services for our customers. We also employ temporary employees on an as-needed basis in the Smithfield, Rhode Island facility to meet seasonal needs and fulfill orders. None of our employees are represented by a collective bargaining agreement.

Item 1A    Risk Factors.

        Our business and, accordingly, an investment in our securities, involves significant risks, including but not limited to those described below. If any of those risks actually materializes, our business, financial condition and results of operations could be seriously harmed and the trading price of our shares could decline.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more successfully, which could result in a loss of market share and as a result, a decrease in our net sales and gross profit.

        The sunglasses, non-prescription reading glasses, prescription frames and costume jewelry markets in which we compete are intensely competitive. Fashion is a differentiator in our markets, and our ability to continue to incorporate current fashions into our product lines and to generate marketing programs, product design and brand image that influence consumer purchases will be key factors in our ability to compete. Several of our competitors may enjoy substantial competitive advantages, including greater financial resources that can be devoted to competitive activities, such as sales and marketing, product development and strategic acquisitions. As a result, these competitors may be able to:

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

We rely on a few customers for a significant portion of our sales. The leverage exerted by those customers or the loss of or significant decrease in business from one or more of them may materially adversely affect us.

        A few customers represent material portions of our business and results of operations. Our business and results of operations could be adversely affected by further consolidation in the mass channels or any deterioration in the financial condition of, or other adverse developments affecting, one or more of our top customers. Our large customers are also able to exert pricing and other influence on us, requiring us to market, deliver and promote our products in a manner of their choosing, which frequently is more costly to us. Moreover, we do not have a long-term contract with our largest customer, Wal-Mart. As a result, this customer generally purchases our products on an order-by-order basis, and our relationship, as well as particular orders, can be terminated at any time. The loss of or significant decrease in business from any of our major customers would materially adversely affect our business, results of operations and cash flow. Moreover, if we are successful in our strategy of broadening the range of products we sell to existing customers, the impact of any of the risks described in this risk factor would be increased.

Any interruption or termination of our relationships with our manufacturers could adversely affect our business, result in increased cost of goods sold or lead to an inability to deliver our products to our customers.

        We rely on third-party manufacturers to supply all of our products. Our principal manufacturers are located in China. We do not have long-term supply agreements with any of our manufacturers, and products are generally supplied on a purchase order basis. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, failures to comply with product specifications, failure to comply with applicable law, insufficient quality control, failures to meet production deadlines, increases in raw materials, labor and manufacturing costs or failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, we would need to locate alternative manufacturing sources. Potential events that could adversely affect our foreign supply chain include the following:

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

        These and other events could interrupt production by our third party manufacturers, increase our cost of goods sold or shipping costs, impair our ability to timely ship orders of our products, delay receipt of products into the United States, the United Kingdom or Mexico, cause us to miss the delivery requirements of our customers or prevent us from sourcing products at all. As a result, we could experience lost sales, cancellation of orders, refusal to accept deliveries, increased product costs or a reduction in purchase prices, any of which could adversely affect our net sales, results of operations, reputation and relationships with our customers. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we may experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

We may be subject to product liability claims, or we may be required to recall our products.

        Any of our products may be defective for a number of reasons, including but not limited to our suppliers' errors, failure to comply with applicable law or failure to comply with our specifications. We may be required to pay for losses or injuries caused by our products. We have been and may again be subjected to various product liability claims, including claims for serious personal injury. Successful assertion against us of one or a series of large claims could materially harm our business. Also, if one of our products is found to be defective, we may be required to recall it, which may result in substantial expense and adverse publicity and negatively impact our sales, operating results and reputation. Potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which would hurt our financial condition. In addition, we may also be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

We face business, political, operational, financial and economic risks because a material portion of our operations is outside the United States, a material portion of our sales is to customers outside the United States and all of our manufacturers are outside the United States.

        We outsource the manufacture of all our products to Asian contract manufacturers that maintain factories in China. In addition, we have foreign sales offices in the United Kingdom, Canada and Mexico and, in recent years, have made approximately 15% of our net sales to customers outside the United States. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

Any of these events could reduce our net sales, decrease our gross margins or increase our expenses.

Fluctuations in foreign currency exchange rates could harm our results of operations.

        We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our U.K., Canadian and Mexican subsidiaries. Additionally, we outsource the manufacture of our products to Asian contract manufacturers that maintain factories in China. While we pay these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. Any decrease in the value of the U.S. dollar against these foreign currencies could result in a corresponding increase in our future cost of goods sold and decrease in our gross profit, which would materially adversely affect our financial condition and operating results.

We have indebtedness which may restrict our business and operations, adversely affect our cash flow and restrict our future access to sufficient funding to finance desired growth.

        At December 29, 2007, we had outstanding indebtedness of approximately $120.3 million under our credit facility.

        This amount of indebtedness (i) makes us more vulnerable to adverse changes in general economic, industry and competitive conditions and (ii) places us at a disadvantage compared to any of our competitors that may have less debt. Furthermore, our interest expense would increase if interest rates rise because our debt bears interest at floating rates. We dedicate a substantial portion of our cash flow to pay interest on our debt. If we do not have sufficient earnings to service our debt, we would need to refinance all or part of that debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms, or at all.

        The terms of our credit facility include customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to maintain certain financial ratios and restricts our ability to incur additional indebtedness. These restrictions and covenants limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions.

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

        U.S. federal income tax laws provide that if a foreign corporation acquires substantially all of the properties of a U.S. corporation and, after the acquisition, the former shareholders of the U.S. corporation own 80% or more of the stock of the foreign corporation by virtue of their ownership of the U.S. corporation's stock, the foreign corporation may be treated as a U.S. corporation for U.S. federal income tax purposes. Although we believe that these anti-inversion rules do not apply to us, these rules have not been the subject of any judicial decisions or administrative rulings, are subject to change at any time and any such change may be retroactive. Moreover, regulations or interpretations adversely affecting our position under the anti-inversion rules could be issued at any time, potentially with retroactive effect. If the Internal Revenue Service ("IRS") was to take successfully the contrary position that FGX International Holdings Limited should be treated as a U.S. corporation, we could be subject to substantially higher U.S. federal income taxes and such changes could materially adversely affect our results of operations and cash flows.

We are exposed to risks relating to the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

        We are in the process of documenting and testing our internal control over financial reporting to enable management to evaluate our internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the first time as of January 3, 2009. However, we cannot be certain when we will complete our testing and any remediation actions or of the impact of these activities on our operations. If we are not able to implement the requirements of Section 404 adequately or in a timely manner, we may be subject to investigation and sanctions by regulatory authorities such as the Securities and Exchange Commission. There could also be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control and the hiring of additional personnel. Any such actions could increase our operating expenses and negatively affect our results of operations.

If we are unable to implement our business strategy successfully to expand our product offerings, our business may suffer.

        We intend to continue to expand our product offerings, particularly focusing on prescription frames, more fashionable non-prescription reading glasses, our premium brands (Anarchy, Angel and Gargoyles) and higher-end licensed brands. We also plan to introduce new products within the eyewear and costume jewelry markets. However, we may not be successful in gaining market acceptance for any new products that we offer. In addition, introduction of new product offerings will require us to incur additional sales and marketing expenses, and these expenses may be material. The execution of our business strategy could strain our management, financial and operational resources, which could materially adversely affect our performance and results of operations. If our new products are not received favorably by consumers, our reputation and the value of our brands could be damaged. The lack of market acceptance of new products we may develop or our inability to generate satisfactory net sales from any new products to offset their cost could harm our business.

If we do not continue to negotiate and maintain favorable license arrangements, our growth prospects, sales and operating results could be adversely affected.

        We have entered into license agreements that enable us to sell eyewear under certain nationally recognized brands, including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Daytona International Speedway. We believe that our ability to maintain and negotiate favorable license agreements enables us to increase our access to additional distribution channels. Accordingly, if we are unable to negotiate and maintain or renew satisfactory license arrangements, our growth prospects, net sales and operating results could be adversely affected.

Our business could be harmed if we fail to maintain proper inventory levels or if we misjudge the market for a particular product.

        The sunglasses, non-prescription reading glasses and costume jewelry markets are subject to changing consumer preferences based on fashion and performance trends. Our success depends largely on our ability to continue to anticipate and respond to changing fashion and performance trends and consumer preferences in a timely manner. If we misjudge the market for a particular product or are unable to respond quickly to fashion trends, we may be unable to sell the products we have ordered from manufacturers or that we have in our inventory. Excess inventory levels may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to our customers, negatively impact retailer relationships, diminish brand loyalty, or increase our costs.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our intellectual property, which could weaken our competitive position, reduce our net sales and increase our costs.

        We attempt to protect our intellectual property rights through the enforcement of patent, trade secret, trade dress, trademark, copyright and unfair competition laws, in addition to nondisclosure, confidentiality and other contractual restrictions. Despite our efforts, third parties may have violated and may in the future violate our intellectual property rights. In addition, other parties, including our competitors, may independently develop similar, competing or superior products, technologies or designs that do not infringe on our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors could obtain our proprietary information and imitate our products using processes or technologies developed by us and thereby harm our competitive position and financial condition. Parallel trade (i.e., gray markets) and counterfeiting of our products could harm our reputation for producing high-quality products.

        Since we sell our products internationally and outsource the manufacture of our products to Asian contract manufacturers that maintain factories in China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not enforce or protect our intellectual property rights to the same extent or in the same manner as the laws of the United States. There can be no assurance that our efforts to protect our intellectual property will be adequate, effective or will not be challenged by third parties or that the costs associated with protecting our rights abroad will not be extensive. If we are unable to protect adequately our intellectual property rights, our results of operations would be adversely affected.

We may be involved in intellectual property litigation or subject to claims by third parties for alleged infringement of their intellectual property rights, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

        From time to time in the course of our business we are involved in litigation to protect and enforce our intellectual property rights and receive notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. Some of these claims lead to litigation. Our intellectual property rights may not have the value we believe them to have and our products may be found to infringe upon the intellectual property rights of others. Any intellectual property claim, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert our management from normal business operations. Adverse determinations in litigation could subject us to significant liability and force us to terminate sales of infringing products or to develop redesigned products or brands or could subject us to the loss of our rights to a particular patent, trademark, copyright or trade secret. In addition, we could be required to seek a license from the holder of the intellectual property, and it is possible that we may not be able to obtain a license on reasonable terms, or at all. Even if we obtain a license, the cost of potential royalty payments could negatively affect our margins. If we are unable to redesign our products or obtain a license, we may have to discontinue a particular product offering. If we fail to develop a non-infringing technology or product on a timely basis or to license the infringed technology on acceptable terms, our business, financial condition and results of operations could be harmed.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

        Our business is highly seasonal. In addition, our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing our suppliers and costs, the timing of the introduction of new products and weather patterns, and are likely to continue to do so. Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any seasonal shortfall of sales. These fluctuations could cause the market price of our ordinary shares to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance.

An increase in product returns could negatively impact our operating results.

        Sales are recognized when revenue is realized or realizable and has been earned. We recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. Accordingly, we provide allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. Any significant increase in product damages or defects or product returns could materially adversely affect our operating results for the period or periods in which such events materialize.

Disruption in our distribution center could significantly lower our net sales and gross profit.

        Our distribution center in Smithfield, Rhode Island is essential to the efficient operation of our distribution network. Any serious disruption to this distribution center due to fire, snowstorms, flooding, acts of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to receive products from our suppliers and distribute products to our customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the center. As a result, any such disruption could significantly lower our net sales and gross profit.

We are heavily dependent on our current executive officers and management and the loss of any of them could adversely affect our ability to operate our business and to develop and market our products successfully.

        We believe that our future success is heavily dependent on the continuing contributions of our current executive officers and other members of management, as well as on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We cannot be certain that any of them will not be recruited by our competitors or otherwise terminate their relationship with us. We do not carry key man life insurance. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brand.

A shift by one or more of our customers to "pay-on-scan" payment programs could materially reduce our net sales, gross profit and cash flows.

        Some of our customers are considering ways to shift their inventory risks and costs of working capital by adopting "pay-on-scan" payment programs. Under these pay-on-scan arrangements, our inventory would not transfer to the customer until the customer has sold the product to a consumer.

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

        Our non-prescription reading glasses and sunglasses are considered to be medical devices by the FDA, which can modify how these products are classified or could, through appropriate rulemaking, withdraw the exemption from pre-market notification. If this were to occur, it could have an adverse impact on our ability to continue to market these products and would likely increase our costs of compliance.

        If the FDA were to conclude, following such an inspection of our facilities or otherwise, that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to public health. The FDA may also impose operating restrictions either through consent decrees or otherwise, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any of these adverse governmental actions could negatively affect our gross profit with respect to sales of our non-prescription reading glasses and sunglasses.

We may suffer negative publicity, be sued or have one or more of our license agreements or business relationships terminated if the manufacturers of our products violate labor laws or engage in practices that are viewed as unethical.

        We cannot control whether our manufacturers comply with legal and ethical labor practices. If one of these manufacturers violates, or is accused of violating, labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that would be viewed as unethical if such practices occurred in the United States, one or more of our license agreements could be terminated by our licensors or our business relationships with our customers could be terminated. We also could suffer negative publicity or be sued. In addition, if such negative publicity affected one of our customers, it could result in the loss of business for us and materially adversely affect our business.

Item 1B    Unresolved Staff Comments.

        None.

Item 2    Properties.

        Our corporate headquarters is located on 32 acres in Smithfield, Rhode Island, and both the facility and the land are wholly owned by us. Originally constructed in 1976 and expanded by 125,000 square feet in 1998, this facility houses a 150,000 square foot warehouse and distribution center and 37,000 square feet of office space. We maintain leased showrooms and sales offices domestically in Bentonville, Arkansas and New York City, and internationally in Toronto, Mexico City, and the United Kingdom. We believe our current space is adequate for our current operations and when necessary, suitable replacement or additional space will be available on commercially reasonable terms.

        We also hold a lease to a 200,000 square foot facility in Miramar, Florida where we ceased operations in March 2005. This lease terminates in April 2011. We have subleased approximately 50% of this facility through the end of the lease term.

Item 3    Legal Proceedings.

        In May 2005, Coda Gargoyles, LLC, filed a lawsuit in the Supreme Court of the State of New York, County of New York alleging that one of our subsidiaries, Quantum Optics, Inc., made insufficient efforts to market products and collect accounts receivable to produce sufficient revenue to trigger earn-out provisions under our December 2003 purchase agreement relating to the acquisition of our premium brands, Anarchy, Angel and Gargoyles. The plaintiff claimed not less than $2.0 million in damages plus interest, attorney's fees and costs. One of the counts of the plaintiff's three-count complaint was a claim for breach of an implied duty of good faith and fair dealing, which was dismissed by the trial court on October 31, 2005. The two remaining counts were breach of contract and a demand for an accounting. Upon completion of mediated settlement discussions, we agreed to settle the lawsuit on March 13, 2008. Under the terms of the settlement, we agreed to pay the plaintiff $355,000 in exchange for mutual releases of all claims and a dismissal of the lawsuit with prejudice. We have not admitted any liability and have entered into the settlement to avoid the uncertainty and expense of the lawsuit. We have recorded the settlement costs in the consolidated financial statements for the fourth quarter and fiscal year ended December 29, 2007.

        In February 2007, Sun Optics, Inc. filed a lawsuit in the United States District Court, Central District of Utah alleging infringement of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys' fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff's motion to amend was granted, but both motions for a preliminary injunction were denied. On October 26, 2007, plaintiff brought a third motion for preliminary injunction directed to additional products. On November 2, 2007, the parties jointly moved for a 60 day stay of all dates in the case and the plaintiff moved to withdraw its third motion for preliminary injunction in order to allow the parties time to pursue settlement discussions. On November 15, 2007, the Court granted the motions to stay and withdraw. The Court has continued to stay the case to allow the parties to further pursue settlement discussions. The Federal Circuit has also stayed, and continues to stay, the briefing period on appeal to allow settlement discussions to progress. In the event that settlement discussions do not resolve the matter, the Company still intends to defend the action vigorously.

        From time to time we are also a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We do not believe that we are subject to any proceedings that, individually or in the aggregate, would be expected to materially adversely affect our results of operations or financial condition.

Item 4    Submission of Matters to a Vote of Security Holders.

        On October 16, 2007 our shareholders approved our 2007 Incentive Compensation Plan.

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our ordinary shares trade on the NASDAQ Global Market under the symbol FGXI. The following table sets forth the high and low closing sale prices as reported by NASDAQ during the fourth quarter of fiscal 2007, beginning October 25, 2007, when our shares began trading.

	High	Low
2007
Fourth quarter	$17.48	$9.92

        As of March 6, 2008, there were five stockholders of record; however, we believe the number of beneficial owners to be much larger.

        We have not paid any cash dividends since our initial public offering and do not anticipate paying cash dividends in the future. Furthermore, our ability to pay cash dividends to shareholders is restricted by the terms of our credit facility.

Stock Performance Graph

        The following graph compares our cumulative total stockholder return since October 25, 2007, the date of our initial public offering, the Peer Group Index described below and the Russell 2000 Index. The graph assumes that the value of the investment in the Company's ordinary shares and each index was $100.00 on October 25, 2007. The graph was prepared based on the assumption that all dividends paid, if any, were reinvested.

	10/25/07	10/31/07	11/30/07	12/29/07
FGX International Holdings(1)	$100.00	$100.29	$88.86	$65.98
Russell 2000	100.00	102.74	95.37	96.02
Peer Group(2)	100.00	105.17	95.38	87.07

(1)
The Company's initial public offering priced at $16.00 per share. The Company's ordinary shares closed at $17.05 per share on October 25, 2007, the first day the Company's ordinary shares were traded on NASDAQ.

(2)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues, market capitalization, similar channels of trade and branded product lines. The Peer Group Index is comprised of the following companies: (i) A.T. Cross Company, (ii) Elizabeth Arden, Inc., (iii) Fossil, Inc., (iv) Chattem, Inc., (v) Jarden Corporation, (vi) Physicians Formula Holdings, Inc., (vii) Helen of Troy Limited, (viii) Prestige Brands Holdings, Inc. and (ix) Ulta Salon, Cosmetics & Fragrance, Inc.

        This performance graph is furnished and shall not be deemed "filed" with the SEC nor subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference into any of our filings under the Securities Act of 1933.

Item 6    Selected Financial Data.

        The following table sets forth selected financial information for fiscal 2007, 2006, 2005, 2004 and 2003. Our fiscal year is a 52 or 53 week period ending on the Saturday closest to December 31. Fiscal 2007, which ended on December 29, 2007, fiscal 2006, which ended on December 30, 2006, fiscal 2005, which ended on December 31, 2005, and fiscal 2003, which ended on December 27, 2003, each included 52 weeks. Fiscal 2004, which ended on January 1, 2005, included 53 weeks. We have derived the consolidated statement of operations data for fiscal 2007, 2006 and 2005 and the consolidated balance sheet data as of December 29, 2007 and December 30, 2006 from our audited financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2005, January 1, 2005 and December 27, 2003 and the consolidated statement of operations data for the years ended January 1, 2005 and December 27, 2003 have been derived from the audited financial statements included in our prospectus filed with the Securities and Exchange Commission on October 25, 2007.

        The historical financial information set forth below may not be indicative of our future performance and should be read together with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 15 of Part IV, respectively, of this Form 10-K.

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales:	$240,463	$209,208	$189,881	$136,691	$120,042
Cost of goods sold	110,032	104,932	90,567	74,800	69,254

Gross profit	130,431	104,276	99,314	61,891	50,788
Operating expenses:
Selling expenses	68,727	55,466	47,179	36,384	30,964
General and administrative expenses	21,183	17,918	28,205	21,038	16,909
Amortization of acquired intangibles	6,172	7,597	9,276	1,285	—
Legal settlement(1)	—	—	—	3,000	—
Abandoned lease charge(2)	4,407	—	—	—	—

Operating income	29,942	23,295	14,654	184	2,915
Other income (expense)
Interest expense	(24,710)	(21,951)	(12,472)	(3,784)	(1,554)
Other income (expense), net	117	154	(72)	28	(147)
Gain on sale of equity investment in joint venture(3)	—	—	—	—	2,166

Income (loss) before income taxes	5,349	1,498	2,110	(3,572)	3,380
Income tax expense	294	4,245	4,031	2,960	997

Income (loss) before minority interest	5,055	(2,747)	(1,921)	(6,532)	2,383
Minority interest expense	347	233	351	179	53

Net income (loss)	$4,708	$(2,980)	$(2,272)	$(6,711)	$2,330

Basic earnings (loss) per share(4)	$0.30	$(0.20)	$(0.16)	$(0.46)	$0.39
Basic weighted average shares outstanding	15,941	14,838	14,376	14,497	6,046
Diluted earnings (loss) per share(5)	$0.29	$(0.20)	$(0.16)	$(0.46)	$0.37
Diluted weighted average shares outstanding	16,010	14,838	14,376	14,497	6,299
Other Data:
Net cash provided by (used in):
Operating activities	$10,913	$(903)	$18,404	$18,239	$7,829
Investing activities	(15,472)	(13,948)	(8,801)	(89,554)	(6,082)
Financing activities	(504)	11,105	(2,478)	73,079	1,323
Capital expenditures	$15,472	$10,948	$8,969	$7,385	$6,331

	As of
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$112,636	$119,053	$92,498	$71,251	$60,446
Current liabilities	82,148	93,286	63,828	48,011	53,509
Property, plant and equipment, net	21,349	18,467	18,770	19,176	13,375
Total assets	211,855	221,038	201,158	188,160	87,226
Total debt, including current maturities	120,000	213,583	202,340	99,741	22,555
Total shareholders' equity (deficit)	17,333	(82,229)	(81,264)	20,834	27,117

(1)
Represents our portion of a patent infringement litigation settlement entered into in February 2005 in connection with an action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which family retained the rights to the litigation and any litigation proceeds) against an entity that is now a subsidiary of ours relating to the use of certain display devices for eyeglasses.

(2)
Represents a charge incurred as a result of the continued vacancy at our Miramar, Florida facility. We assumed the lease on this facility in connection with the Magnivision acquisition during fiscal 2004. See "Management Discussion & Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results."

(3)
Represents realized gain on sale of an equity investment in a Hong Kong joint venture to the majority equity partner, including the release from a guarantee of bank debt related to that joint venture.

(4)
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of ordinary shares outstanding during the period.

(5)
Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. Assumed proceeds are then used to purchase ordinary shares at the average market price during the period. Potential ordinary shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation.

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

        Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

        Our fiscal year ends on the Saturday closest to December 31. The 2007, 2006 and 2005 fiscal years each reflect a 52-week period.

        On October 18, 2007, the Company effected a 242,717 to one stock split of its ordinary shares. All share data has been retroactively restated to reflect the split.

Recent Developments

Initial Public Offering

        On October 24, 2007, a total of 13,800,000 ordinary shares were sold in an initial public offering at a price to the public of $16.00 per share for an aggregate of $220.8 million. 6,666,667 ordinary shares were sold by us and 7,133,333 ordinary shares were sold by our shareholders (including 1,800,000 ordinary shares sold by one of our shareholders pursuant to the underwriters' exercise of their over-allotment option). We did not receive any proceeds from ordinary shares sold by the selling shareholders. We received approximately $97.2 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and estimated underwriters' and other offering expenses of $2.0 million. The selling shareholders received approximately $106.1 million after deducting underwriting discounts and commissions of $8.0 million. We used $50.0 million of the net proceeds to repay in full the amount outstanding under our second lien term loan, $43.7 million to repay a portion of the amount outstanding under our first lien term loan, $3.0 million to repay in full the amount outstanding at the time under our revolving credit facility, and $0.5 million to pay bank fees related to the voluntary pre-payment of our second lien term loan.

Debt

        On December 19, 2007, we entered into a new $175.0 million credit facility consisting of a $100.0 million five year term loan and a $75.0 million revolving credit facility. Proceeds from this new facility, combined with the $97.2 million in net proceeds from our initial public stock offering, were used to repay approximately $220.7 million in higher interest rate indebtedness. We recorded a $2.8 million charge in the fourth quarter of fiscal 2007 due to the early extinguishment of this debt. Interest rates for borrowings under the new credit facility are based upon our leverage ratio. Interest rates were initially priced at 1.75% above the London Interbank Offered Rate (LIBOR) and then range from 1.00% to 2.25% above the LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings.

Summary of Results

  •
  Net sales increased 14.9% in 2007 to $240.5 million. The increase reflected the addition of new customers and the continued benefit of demographic trends on sales of our non-prescription reading glasses, as well as new styles introduced in our sunglasses segment.

  •
  Gross margin as percentage of net sales improved to 54.2% in 2007 versus 49.8% in 2006. This increase was due to our focus on higher margin product mix and cost reductions at suppliers.

  •
  Net income increased from a loss of $3.0 million, or $0.20 per share, in 2006 to net income of $4.7 million, or $0.29 per share, in 2007. This increase was driven by sales growth due to the addition of new customers and favorable gross margin improvement in 2007.

  •
  Cash flow provided from operating activities was $10.9 million in 2007 compared to a use of $0.9 million in 2006.

  •
  We launched a national television advertising campaign supporting the FosterGrant brand.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	45.8	50.2	47.7

Gross profit	54.2	49.8	52.3
Operating expenses:
Selling expenses	28.6	26.5	24.9
General and administrative expenses	8.8	8.6	14.8
Amortization of acquired intangibles	2.6	3.6	4.9
Abandoned lease charge	1.8	—	—

Operating income	12.4	11.1	7.7
Other income (expense):
Interest expense	(10.3)	(10.5)	(6.6)
Other income (expense), net	0.1	0.1	—

Income before income taxes and minority interest	2.2	0.7	1.1
Income tax expense	0.1	2.0	2.1

Income (loss) before minority interest	2.1	(1.3)	(1.0)
Minority interest expense	0.1	0.1	0.2

Net income (loss)	2.0%	(1.4)%	(1.2)%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales.

	Fiscal Year Ended
Segment Net Sales	December 29, 2007		December 30, 2006		December 31, 2005
	(dollars in thousands)
Non-prescription reading glasses	$117,862	49.0%	$95,327	45.6%	$83,220	43.8%
Sunglasses and prescription frames	61,717	25.6	56,725	27.1	42,848	22.6
Costume jewelry	24,933	10.4	28,207	13.5	34,351	18.1
International	35,951	15.0	28,949	13.8	29,462	15.5

Net sales	$240,463	100.0%	$209,208	100.0%	$189,881	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment.

	Fiscal Year Ended
Segment	December 29, 2007		December 30, 2006		December 31, 2005
	(dollars in thousands)
Non-prescription reading glasses
Net sales	$117,862	100.0%	$95,327	100.0%	$83,220	100.0%
Cost of goods sold	46,759	39.7	40,011	42.0	33,893	40.7

Gross profit	$71,103	60.3%	$55,316	58.0%	$49,327	59.3%

Sunglasses and prescription frames
Net sales	$61,717	100.0%	$56,725	100.0%	$42,848	100.0%
Cost of goods sold	35,376	57.3	33,873	59.7	23,560	55.0

Gross profit	$26,341	42.7%	$22,852	40.3%	$19,288	45.0%

Costume jewelry
Net sales	$24,933	100.0%	$28,207	100.0%	$34,351	100.0%
Cost of goods sold	14,570	58.4	18,585	65.9	22,377	65.1

Gross profit	$10,363	41.6%	$9,622	34.1%	$11,974	34.9%

International
Net sales	$35,951	100.0%	$28,949	100.0%	$29,462	100.0%
Cost of goods sold	13,327	37.1	12,463	43.1	10,737	36.4

Gross profit	$22,624	62.9%	$16,486	56.9%	$18,725	63.6%

Fiscal 2007 Compared to Fiscal 2006

        Net Sales.    Net sales increased by $31.3 million, or 14.9%, from $209.2 million in fiscal 2006 to $240.5 million in fiscal 2007.

        In the non-prescription reading glasses segment, net sales increased by $22.5 million, or 23.6%, from $95.3 million in fiscal 2006 to $117.9 million in fiscal 2007. This increase was due to product display enhancements at two major customers, which contributed $9.6 million of incremental sales in fiscal 2007, and $5.2 million of additional sales as a result of a non-prescription reading glasses contract with a major customer that was awarded to us in the fourth quarter of fiscal 2006. The remaining increase was primarily due to higher sales volume at major customers.

        In the sunglasses and prescription frames segment, net sales increased by $5.0 million, or 8.8%, from $56.7 million in fiscal 2006 to $61.7 million in fiscal 2007. Of this increase, $4.3 million was the result of a new promotional program launched at a major customer during fiscal 2007 as well as promotional roll-outs and organic sales growth at other existing customers.

        In the costume jewelry segment, net sales decreased by $3.3 million, or 11.6%, from $28.2 million in fiscal 2006 to $24.9 million fiscal 2007. This decrease was primarily due to the strategic decision to reduce participation in promotional programs and the reduction of retail space allocated for our product at a major customer.

        In the international segment, net sales increased by $7.0 million, or 24.2%, from $28.9 million in fiscal 2006 to $36.0 million in fiscal 2007. This increase was primarily driven by strong sales across all segments in Canada as well as a non-prescription reading glasses roll-out launched in the United Kingdom.

        Gross Profit.    Gross profit increased by $26.2 million, or 25.1%, from $104.3 million in fiscal 2006 to $130.4 million in fiscal 2007. As a percentage of net sales, gross profit increased from 49.8% to 54.2% in the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $15.8 million, or 28.5%, from $55.3 million in fiscal 2006 to $71.1 million in fiscal 2007. As a percentage of net sales, gross profit increased from 58.0% to 60.3% during the corresponding periods. The dollar increase in gross profit was primarily due to increased sales volume. The increase in gross profit as a percentage of net sales was primarily the result of favorable product mix and lower product costs.

        In the sunglasses and prescription frames segment, gross profit increased by $3.5 million, or 15.3%, from $22.9 million in fiscal 2006 to $26.4 million in fiscal 2007. As a percentage of net sales, gross profit increased from 40.3% to 42.7% in the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily the result of favorable product mix and lower product costs from our suppliers.

        In the costume jewelry segment, gross profit increased by $0.7 million, or 7.7%, from $9.6 million in fiscal 2006 to $10.4 million in fiscal 2007. As a percentage of net sales, gross profit increased from 34.1% to 41.6% in the corresponding periods. The dollar increase in gross profit and increase in gross profit as a percentage of net sales were primarily due to a strategic change to forgo lower margin promotional programs at a major customer.

        In the international segment, gross profit increased by $6.1 million, or 37.2%, from $16.5 million in the fiscal 2006 to $22.6 million in fiscal 2007. As a percentage of net sales, gross profit increased from 56.9% to 62.9% in the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales in Canada and the United Kingdom. The increase in gross profit as a percentage of net sales resulted from favorable sales mix in the United Kingdom of non-prescription reading glasses.

        Selling Expenses.    Selling expenses increased by $13.3 million, or 23.9%, from $55.5 million in fiscal 2006 to $68.7 million in fiscal 2007. As a percentage of net sales, selling expenses increased from 26.5% to 28.6% in the corresponding periods. The increase in selling expenses was due to $4.9 million of expenses incurred in connection with our FosterGrant television and Magnivision print advertising campaign launched in 2007; higher field service costs of $2.5 million as a result of increased volume and a dedicated investment towards our field service management; higher freight charges of $1.8 million due to higher fuel costs and an increased volume of direct-to-store shipments; higher personnel costs of $1.7 million as a result of increased headcount to support expansion of our business.

        General and Administrative Expenses.    General and administrative expenses increased by $3.3 million, or 18.2%, from $17.9 million in fiscal 2006 to $21.2 million in fiscal 2007. As a percentage of net sales, general and administrative expenses increased from 8.6% to 8.8% in the corresponding periods. The dollar increase was primarily the result of incremental personnel costs and higher audit fees associated with becoming a public company and legal settlement costs.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $1.4 million, or 18.8%, from $7.6 million in fiscal 2006 to $6.2 million in fiscal 2007. This decrease was primarily due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives.

        Abandoned Lease Charge.    During fiscal 2007, the Company recorded a total of $4.4 million in abandoned lease charges as a result of the continued vacancy of our Miramar, Florida facility. This charge assumes that the remaining space of this facility will remain vacant through the end of the lease term in April 2011.

        Interest Expense.    Interest expense increased $2.8 million, or 12.6%, from $22.0 million in fiscal 2006 to $24.7 million in fiscal 2007. This increase was due to a $2.8 million charge related to the early extinguishment of debt under our prior credit facility discussed in the Recent Developments section above.

        Income Taxes.    Provision for income taxes decreased from $4.2 million in fiscal 2006 to $0.3 million fiscal 2007. This decrease was primarily related to the release of a portion of the $4.5 million valuation allowance we had previously recorded against U.S. deferred tax assets. We recorded that allowance in prior periods based on our determination at the time that it was more likely than not that our U.S. deferred tax assets would not be realized (primarily due to cumulative losses in the periods preceding recording of the allowance). As a result of improved operating results in the U.S. and our assessment of expected future results in the U.S., we determined that it was more likely than not that a substantial portion of our U.S. deferred tax assets would be realized and released most of our valuation allowance, recognizing an income tax benefit of $3.4 million. This benefit was primarily offset by a $1.5 million charge to establish a deferred tax liability related to the future recognition of certain foreign deferred tax assets in the U.S.

        Net Income (Loss).    For the reasons described above, our net income increased by $7.7 million, or 258.0%, from a loss of $3.0 million in fiscal 2006 to income of $4.7 million in fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

        Net Sales.    Net sales increased by $19.3 million, or 10.2%, from $189.9 million in fiscal 2005 to $209.2 million in fiscal 2006.

        In the non-prescription reading glasses segment, net sales increased by $12.1 million, or 14.5%, from $83.2 million in fiscal 2005 to $95.3 million in fiscal 2006. Of this increase, $15.4 million was attributable to a new non-prescription reading glasses contract with a major customer that was awarded to us in fiscal 2006, which was partially offset by a planned reduction in shipments to another major customer in anticipation of a planned new program launch in the first quarter of fiscal 2007.

        In the sunglasses and prescription frames segment, net sales increased by $13.9 million, or 32.4%, from $42.8 million in fiscal 2005 to $56.7 million in fiscal 2006. Of this increase, $11.3 million was attributable to our being awarded a significant portion of a year round sunglasses program by, and obtaining more retail space at, a major customer and the non-recurrence in fiscal 2006 of an early inventory replenishment termination by a major customer that occurred in fiscal 2005.

        In the costume jewelry segment, net sales decreased by $6.1 million, or 17.9%, from $34.4 million in fiscal 2005 to $28.2 million in fiscal 2006. This decrease was primarily due to a back-to-school promotional program that shipped to a major customer in fiscal 2005 that was not repeated in fiscal 2006.

        In the international segment, net sales decreased by $0.5 million, or 1.7%, from $29.5 million in fiscal 2005 to $28.9 million in fiscal 2006. The decrease was primarily due to a $3.6 million charge for product return commitments made to a majority of our customers in the United Kingdom in order to implement a new merchandising strategy. This decrease was partially offset by a new program launched at two major customers in Canada and improved retail sales in Mexico.

        Gross Profit.    Gross profit increased by $5.0 million, or 5.0%, from $99.3 million in fiscal 2005 to $104.3 million in fiscal 2006. As a percentage of net sales, gross profit decreased from 52.3% to 49.8% in the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $6.0 million, or 12.1%, from $49.3 million in fiscal 2005 to $55.3 million in fiscal 2006. As a percentage of net sales, gross profit decreased from 59.3% to 58.0% in fiscal 2006. The dollar increase in gross profit was due to an increase in net sales. The decrease in gross profit as a percentage of net sales was primarily due to an increase in sales at two major customers of lower margin styles during fiscal 2006 as compared to fiscal 2005.

        In the sunglasses and prescription frames segment, gross profit increased by $3.6 million, or 18.5%, from $19.3 million in fiscal 2005 to $22.9 million in fiscal 2006. As a percentage of net sales, gross profit decreased from 45.0% in fiscal 2005 to 40.3% in fiscal 2006. The dollar increase in gross profit was due to the increase in net sales. The decrease in gross profit as a percentage of net sales was primarily due to a higher percentage of sales coming from opening price point styles, which carry lower gross margins, during fiscal 2006 as compared to fiscal 2005.

        In the costume jewelry segment, gross profit decreased by $2.4 million, or 19.6%, from $12.0 million in fiscal 2005 to $9.6 million in fiscal 2006. As a percentage of net sales, gross profit decreased from 34.9% in fiscal 2005 to 34.1% in fiscal 2006. The dollar decrease in gross profit was due to a decrease in net sales in the costume jewelry segment as compared to fiscal 2005. This decrease in gross profit as a percentage of net sales was primarily due to a lower margin holiday box promotional program that represented a larger portion of net sales in fiscal 2006 as compared to fiscal 2005.

        In the international segment, gross profit decreased by $2.2 million, or 12.0%, from $18.7 million in fiscal 2005 to $16.5 million in fiscal 2006. As a percentage of net sales, gross profit decreased from 63.6% in fiscal 2005 to 56.9% in fiscal 2006. The dollar decrease in gross profit was a result of the $3.6 million charge in the United Kingdom described above. This decrease in gross profit as a percentage of net sales also resulted from an unfavorable sales mix weighted toward lower margin products.

        Selling Expenses.    Selling expenses increased by $8.3 million, or 17.6%, from $47.2 million in fiscal 2005 to $55.5 million in fiscal 2006. As a percentage of net sales, selling expenses increased from 24.9% in fiscal 2005 to 26.5% in fiscal 2006. This increase in selling expenses was due to higher freight charges of $2.1 million related to higher fuel costs and a higher mix of direct to store shipments; higher field service costs of $2.4 million related to the setting of initial shipments of new sunglasses products and non-prescription reading glasses display updates at retail; and $0.4 million of stock-based compensation expense in accordance with our adoption of SFAS 123R. We also incurred additional depreciation expense of $2.4 million related to an increase of display fixtures related to new customer accounts awarded to us during fiscal 2006.

        General and Administrative Expenses.    General and administrative expenses decreased by $10.3 million, or 36.5%, from $28.2 million in fiscal 2005 to $17.9 million in fiscal 2006. As a percentage of net sales, general and administrative expenses decreased from 14.8% in fiscal 2005 to 8.6% in fiscal 2006. The decrease relates to expenses that occurred in 2005 that did not recur in 2006. Among these expenses was a $2.3 million severance charge incurred in connection with the termination of three senior executives, $3.0 million in costs to conduct operations at Magnivision's Florida facility, which has since been closed, $0.7 million of depreciation related to the Magnivision facility and $0.3 million in legal fees associated with patent infringement litigation, which has since been resolved. In addition, we incurred charges of $1.1 million in fiscal 2005 related to legal fees and other litigation settlements, charges of approximately $0.1 million relating to corporate renaming and $0.2 million in connection with our search for, and hiring of, our Chief Executive Officer.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $1.7 million, or 18.1%, from $9.3 million in fiscal 2005 to $7.6 million in fiscal 2006. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives.

        Interest Expense.    Interest expense increased $9.5 million, or 76.0%, from $12.5 million in fiscal 2005 to $22.0 million in fiscal 2006. This increase was primarily due to the full year impact of incremental debt incurred in December 2005 in connection with a dividend to shareholders and amounts outstanding under our line of credit, combined with higher interest rates on higher borrowings in fiscal 2006 as compared to fiscal 2005.

        Income Taxes.    Income taxes increased by $0.2 million, or 5.3%, from $4.0 million in fiscal 2005 to $4.2 million in fiscal 2006. This increase was due to higher income in Canada for fiscal 2006 as compared to fiscal 2005.

        Net Loss.    For the reasons described above, our net loss increased by $0.7 million, or 31.2%, from $2.3 million in fiscal 2005 to $3.0 million in fiscal 2006.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations, net proceeds from our initial public offering and borrowings under our credit facility. As of December 29, 2007, we had $4.6 million of cash and cash equivalents and $54.7 million available under our revolving credit facility. As of December 30, 2006, we had $9.7 million of cash and cash equivalents and $2.2 million available under our revolving credit facility.

        As a result of our new capital structure and new credit facility, we believe that our cash flow from operations, available cash and cash equivalents and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least fiscal 2008. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

        Although we have no specific current plans to do so, to the extent we decide to pursue one or more strategic acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$10,913	$(903)	$18,404
Investing activities	(15,472)	(13,948)	(8,801)
Financing activities	(504)	11,105	(2,478)
Effect of exchange rates on cash balances	(33)	841	(495)

Increase (decrease) in cash and cash equivalents	$(5,096)	$(2,905)	$6,630

        We purchase finished goods from our contract manufacturers in Asia and take title upon delivery to the freight consolidator. Transit times range from ten to 30 days. Our payment terms with our eyewear suppliers range from 45 to 120 days and provide discounts to us for timely payments, while payment terms with our costume jewelry suppliers average 30 days. As a result of increases in our overall sales volume, we have used cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in accounts payable to our suppliers.

        Operating Activities.    During fiscal 2007, the Company generated $10.9 million in cash from operating activities as compared to a use of $0.9 million in fiscal 2006. The increase in operating cash flow was primarily due to higher net income of $7.7 million and decreases in accounts receivable and accounts payable. The decrease in accounts receivable was a result of timing of cash collections in the fiscal 2007 as compared to fiscal 2006. The decrease in accounts payable was primarily the result of increased purchases to support new business at a major customer at the end of fiscal 2006.

        Net cash provided by operating activities decreased by $19.3 million from $18.4 million in fiscal 2005 to a use of $0.9 million in fiscal 2006. The decrease in net cash provided by operating activities is primarily due to an additional $9.5 million in interest expense and a $9.3 million increase in accounts receivable in fiscal 2006 compared to fiscal 2005.

        Investing Activities.    Net cash used in investing activities increased by $1.5 million from $13.9 million in fiscal 2006 to $15.5 million in fiscal 2007. The increase in net cash used in investing activities was primarily due to incremental display fixture costs associated with the addition of new customers and a $3.0 million purchase price adjustment recorded in 2006 related to the Magnivision acquisition.

        Net cash used by investing activities increased by $5.1 million from $8.8 million in fiscal 2005 to $13.9 million in fiscal 2006. The increase in net cash used by investing activities was primarily due to incremental display fixture costs associated with the addition of new customers. Also contributing to this increase was a $3.0 million payment of a portion of the $5.1 million settlement in connection with the working capital adjustment dispute related to the Magnivision acquisition.

        Financing Activities.    Net cash used in financing activities decreased by $11.6 million from $11.1 million in fiscal 2006 to a use of $0.5 million in fiscal 2007. The decrease in net cash used in financing activities was primarily due to the $93.8 million of cash proceeds we received in connection with our initial public offering which is net of prepaid initial public offering costs; $120.0 million of borrowings under our new credit facility and a $5.0 million decrease in our net borrowings under our revolving line of credit. These proceeds were offset by long-term debt payments of $220.7 million to extinguish our old credit facility and $1.1 million of financing fee payments in connection with our refinancing.

        Net cash provided by financing activities increased by $13.6 million from a use of $2.5 million in fiscal 2005 to $11.1 million in fiscal 2006. The increase in net cash provided by financing activities was primarily due to an increase in net borrowings under our revolving line of credit of $12.5 million.

Capital Expenditures

        Our capital expenditures were $15.5 million and $10.9 million for fiscal 2007 and 2006, respectively. The majority of our capital expenditures related to permanent display fixtures, which we provide in our customers' retail locations and this increase was primarily due to the addition of new customers in fiscal 2007. We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At December 29, 2007, we had outstanding commitments for capital expenditures of $5.2 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Facility

        On December 19, 2007, we refinanced our then-existing credit facility. This new facility was comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility ("Term Loan Facility"). Interest rates for borrowings under the new facility are determined based upon our leverage ratio. Interest rates will be initially priced at 1.75% above LIBOR and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million commencing on March 31, 2008. The Term Loan Facility will mature on December 19, 2012. Amounts due under the new facility are collateralized by a pledge of 100% of our tangible and intangible assets. The Company will also pay commitment fees and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon the Company's leverage ratio.

        As of December 29, 2007, we had outstanding indebtedness of $100.0 million under our Term Loan Facility, $20.0 million outstanding under our revolving credit facility and $0.3 million outstanding under letters of credit. Our borrowing availability thereunder was $54.7 million. The interest rate on the Term Loan Facility and the revolving credit facility are at LIBOR plus 1.75% (6.65% as of December 29, 2007).

        Our credit facility contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. Our credit facility also requires that we comply with a leverage ratio and fixed charge coverage ratio covenants. Our credit facility, including affirmative and negative covenants, is described in more detail under "Description of Credit Facility." For a description of risks associated with our credit facility, see "Risk Factors—Risks Related to Our Business—We have indebtedness which may restrict our business and operations, adversely affect our cash flow and restrict our future access to sufficient funding to finance desired growth."

Magnivision Purchase Price Adjustment

        On October 1, 2004, we acquired all of the outstanding common shares of Magnivision, Inc. from American Greetings Corporation for cash consideration of approximately $81.5 million, including expenses, subject to a post-closing working capital price adjustment. Following the closing of the acquisition, a dispute arose between us and American Greetings related to the calculation of the post-closing purchase price adjustment required by the purchase agreement. The post-closing purchase price adjustment was used to reconcile each party's calculation of Magnivision's working capital as of the closing date of the transaction. The dispute primarily concerned certain provisions of the purchase agreement governing use of American Greetings' historical accounting procedures and the calculation of closing date working capital. This dispute was brought to binding arbitration in 2005. The arbitrator reached a tentative decision in March 2006 requiring us to pay additional purchase consideration of approximately $6.0 million. We entered into a settlement agreement on October 24, 2006, pursuant to which we paid American Greetings a total of $5.1 million.

Contractual Obligations and Other Commitments

        As of December 29, 2007, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations(1)	$100,311	$7,670	$32,641	$60,000	$—
Interest payment obligations(2)	20,771	6,283	10,267	4,221	—
Operating lease obligations	7,585	2,134	4,304	1,084	63
Minimum royalty obligations(3)	1,427	521	638	268	—
Purchase obligations(4)	5,177	5,177	—	—	—

Total(5)	$135,271	$21,785	$47,850	$65,573	$63

(1)
Includes obligations to pay principal only under our new credit facility and capital lease obligations. No interest expense is included. All principal payments under our credit facility assume that principal payments are made as originally scheduled.

(2)
Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates used to determine interest payments for variable rate debt are based upon the interest rate in effect on December 29, 2007.

(3)
Consists of obligations for future minimum royalties pertaining to licensed brands to be paid to third-party licensors.

(4)
Represents obligations related to display fixtures.

(5)
Excludes approximately $5.2 million of income tax liabilities that have been recorded in other long-term liabilities in our consolidated balance sheet as of December 29, 2007, in accordance with FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.

Off-Balance Sheet Arrangements

        As of December 29, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual circumstances could differ from those estimates, and any such differences may materially affect our reported results. The estimates and assumptions that management believes are the most significant in preparing our financial statements are described below.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $70.2 million and $76.4 million at December 29, 2007 and December 30, 2006, respectively. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.

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

Concentration of Credit Risk

        We must estimate the collectibility of our accounts receivable. Management specifically analyzes accounts receivable balances in view of customer credit worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Three customers together accounted for 55% and 65% of our accounts receivable at December 29, 2007 and December 30, 2006, respectively. To reduce credit risk, we purchase credit insurance, as we deem appropriate. Historical write-offs, as a result of uncollectability, have been less than 1% of net sales annually.

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

        At December 29, 2007 and December 30, 2006, our total valuation allowance was $2.6 million and $6.2 million, respectively, due to foreign net operating loss carry forwards and foreign tax credits. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

        During the current fiscal year, the Company determined that a substantial portion of the U.S. deferred tax assets in respect of which it had established valuation allowances would more likely than not be realized in the foreseeable future. This determination was based upon the Company's improved U.S. operating results, primarily from growth in revenues in fiscal 2007.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157, which deferred the effective date of the Statement for certain nonfinancial assets and liabilities until fiscal 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated balance sheet and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, ("SFAS No. 160") which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders' equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated balance sheet or results of operations.

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of December 29, 2007, we had $100.0 million outstanding under the term loan facility and $20.0 million outstanding under the revolving credit facility. Both facilities bore interest of 1.75% above LIBOR, or 6.65% at December 29, 2007. A hypothetical change in the interest rate of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $1.0 million.

        On March 10, 2008, we entered into an interest rate swap agreement (the "Swap") to manage our exposure to floating interest rate risk on our credit facility. The Swap will have an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the term loan portion of our credit facility. Under the Swap, we will receive a floating interest rate based on 3-month LIBOR and pay a fixed interest rate of 3.22% through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133 and we will record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

        We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries, and our Mexico joint venture. Assets and liabilities of these entities are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included as other income (expense) in the accompanying consolidated statements of income. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts would not have a material impact on our annual results of operations and cash flows.

Item 8    Financial Statements and Supplementary Data.

        The response to this Item is included as a separate section of this report immediately following Item 15.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T)    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of Alec Taylor, our Chief Executive Officer, and Anthony Di Paola, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

        As a result of an evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were, during the fiscal quarter ended December 29, 2007, no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

* * * * *

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

* * * * *

        We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B    Other Information.

        None.

PART III

Item 10    Directors, Executive Officers and Corporate Governance.

Executive Officers

        Set forth below is a list of our executive officers, their ages and positions, and a brief description of the recent business experience of each one.

Name	Age	Position
Alec Taylor	54	Chief Executive Officer and Director
John H. Flynn, Jr.	57	President
Anthony Di Paola	41	Executive Vice President, Chief Financial Officer and Treasurer
Steven Crellin	47	Executive Vice President, Sales
Jeffrey J. Giguere	47	Executive Vice President, General Counsel and Secretary
Gerald Kitchen	59	Executive Vice President, Operations
Richard W. Kornhauser	53	Executive Vice President, Chief Marketing Officer
Robert Grow	50	Executive Vice President, Product Development
Richard Christy	45	Vice President, Supply Chain Management and Customer and Field Service
Thomas Fernandes	35	Vice President, Merchandising
Timothy Swartz	44	Vice President, Licensing and Quantum Optics
Mark A. Williams	36	Vice President, Corporate Controller

        Alec Taylor, Chief Executive Officer and Director—Mr. Taylor has been our Chief Executive Officer since October 2005. Before joining us, he was President and Chief Operating Officer of Chattem, Inc., a publicly traded manufacturer and marketer of health and beauty products, toiletries and dietary supplements, from January 1998 to September 2005 and a director of Chattem from 1993 to 2005. Mr. Taylor was previously an attorney with Miller and Martin in Chattanooga, Tennessee, from 1978 to January 1998. Mr. Taylor is also a director of Olan Mills Inc. and Constar International Inc.

        John H. Flynn, Jr., President—Mr. Flynn has served as our President since December 2004. Mr. Flynn was the Executive Vice President, Sales of AAi.FosterGrant, Inc. from 1998 to December 2004, President and CEO of the predecessor of AAi.FosterGrant, Inc. from 1985 to 1998, and Vice President of AAi.FosterGrant, Inc. (then known as Accessories Associates Inc.) from 1982 to 1985. Mr. Flynn is a director of the Sunglass Association of America Inc.

        Anthony Di Paola, Executive Vice President, Chief Financial Officer and Treasurer—Mr. Di Paola has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 2007. Before that, Mr. Di Paola held various finance positions at General Electric, including Americas Controller for GE Water & Process Technologies, from February 2005 to July 2007. Mr. Di Paola previously served as Vice President and Corporate Controller of Ionics, Inc., a publicly traded supplier of water purification and wastewater treatment equipment and services, from May 2000 to February 2005, when Ionics was acquired by General Electric Company.

        Steven Crellin, Executive Vice President, Sales—Mr. Crellin has served as our Executive Vice President, Domestic Sales since January 2006, Executive Vice President, Magnivision from October 2004 to December 2005 and the Vice President, Sales of Magnivision from February 1998 to October 2004. Mr. Crellin sits on the advisory board of the National Association of Chain Drug Stores and is a director of the Sunglass Association of America Inc.

        Jeffrey J. Giguere, Executive Vice President, General Counsel and Secretary—Mr. Giguere has served as our Executive Vice President, General Counsel and Secretary since April 2007. Mr. Giguere was Vice President, General Counsel and Secretary of American Power Conversion Corporation, a publicly traded provider of back-up power products and services, from June 2001 to March 2007, and General Counsel from April 2000 to June 2001.

        Gerald Kitchen, Executive Vice President, Operations—Mr. Kitchen has served as our Executive Vice President, Operations since January 2007, and was our Vice President, Operations since September 2004 and the Vice President, Operations of our subsidiary, AAi.FosterGrant, Inc., since January 2004. Before that, Mr. Kitchen served as President of Blue Mountain Industries, Inc., a textile manufacturer, during 2003, and Vice President of Global Sourcing for Roam International Limited, a luggage importer, from April 2000 to December 2002.

        Richard W. Kornhauser, Executive Vice President, Marketing—Mr. Kornhauser has served as Executive Vice President and Chief Marketing Officer since January 2008. Prior to that, Mr. Kornhauser was the Vice President of Marketing for Chattem, Inc., from May 2000 to October 2007.

        Robert Grow, Executive Vice President, Product Development—Mr. Grow has served as Executive Vice President, Product Development since January 2008. Prior to that, Mr. Grow was our Vice President, Product Development from April 2004 to January 2008. From January 2000 to April 2004, Mr. Grow was the National Sales Manager.

        Richard Christy, Vice President, Supply Chain Management and Customer and Field Service—Mr. Christy has served as our Vice President, Supply Chain Management and Customer and Field Service since January 2007. Prior to that Mr. Christy served as our Director of Supply Chain Management from February 2004 to January 2007 and Director of Supply Planning from April 2000 to February 2004.

        Thomas Fernandes, Vice President, Merchandising—Mr. Fernandes has been with us since July 2001, serving as our Vice President, Merchandising since January 2007. Prior to that, Mr. Fernandes was a Senior Merchandise Manager from May 2006 to December 2006 and Merchandise Manager from July 2001 to May 2006.

        Timothy Swartz, Vice President, Licensing and Quantum Optics—Mr. Swartz has served as Vice President of Licensing and Quantum Optics since November 2005. Prior to that, Mr. Swartz served as our Vice President of the Premium Eyewear Divisions/Quantum Optics, from June 2002 through November 2005. In addition, Mr. Swartz served in numerous positions at Lantis Eyewear Corp., a designer and distributor of eyewear, including Vice President of the Ophthalmic Division from 1998 through June 2002.

        Mark A. Williams, Vice President, Corporate Controller—Mr. Williams has served as our Vice President and Corporate Controller since January 2006. Prior to that, Mr. Williams served as Corporate Controller from January 2004 to January 2006 and Assistant Controller from January 2003 to January 2004. In addition, Mr. Williams served as Director of Internal Audit for A.T. Cross Company, a designer and distributor of fine writing instruments, eyewear and personal accessories, from March 1999 to January 2003. Mr. Williams is a Certified Public Accountant in the State of Rhode Island.

Code of Ethics

        We have adopted a code of ethics that applies to our Directors and senior financial officers, including our Chief Executive Officer and Chief Financial Officer. This code sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in our other public communications; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons; and accountability for adherence to the code. The code of ethics is available without charge upon request from our Corporate Secretary, FGX International Holdings Limited, 500 George Washington Highway, Smithfield, RI 02917. If we make any substantive amendment to this code of ethics or grant any waiver from any of its provisions, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Directors and Corporate Governance

        The remaining information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 29, 2008 (the "Proxy Statement") captioned "Proposal 1: Election of Directors," "Corporate Governance—Audit Committee," and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11    Executive Compensation.

        The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Shares Held by Principal Shareholders and Management."

        The following table sets forth information regarding our equity compensation plans as of December 29, 2007:

Plan category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	782,260	$15.98	2,217,740
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	782,260	$15.98	2,217,740

Item 13    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Executive Compensation—Executive Employment Agreements" and "—Potential Payments upon Termination of Employment or Change-in-Control," "Certain Relationships and Related Person Transactions" and "Corporate Governance—Board of Directors Independence and Meetings."

Item 14    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference from the information responsive thereto in the section in the Proxy Statement captioned "Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm."

PART IV

Item 15    Exhibits, Financial Statement Schedules.

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—December 29, 2007 and December 30, 2006	F-3
Consolidated Statements of Operations—For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-4
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income (Loss)—For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5
Consolidated Statements of Cash Flows—For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7
  2.
  Financial Statement Schedules:

  •
  Schedule II—Valuation and Qualifying Accounts for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

  •
  All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (b)
  Exhibits

        The exhibits listed in the Exhibit Index following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.

  (c)
  Financial Statement Schedules

        See (a)2. above

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
    FGX International Holdings Limited:

        We have audited the accompanying consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FGX International Holdings Limited and subsidiaries as of December 29, 2007 and December 30, 2006 and the results of their operations and their cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 in conformity with U.S. generally accepted accounting principles.

        As discussed in note 10 to the consolidated financial statements, effective December 31, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As discussed in note 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP
Providence, Rhode Island March 13, 2008

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Balance Sheets

December 29, 2007 and December 30, 2006

(in thousands)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,567	$9,663
Accounts receivable, less allowances of $15,839 and $19,752 at December 29, 2007 and December 30, 2006, respectively	53,001	59,030
Inventories	33,226	34,643
Prepaid expenses and other current assets	11,001	7,085
Deferred tax assets	10,841	8,632

Total current assets	112,636	119,053

Property, plant and equipment, net	21,349	18,467
Other assets:
Goodwill	25,357	25,357
Intangible assets, net of accumulated amortization of $24,330 and $18,158 at December 29, 2007 and December 30, 2006, respectively	44,868	51,040
Other assets	7,645	7,121

Total assets	$211,855	$221,038

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$20,000	$12,500
Current maturities of long-term obligations	7,661	7,010
Accounts payable	27,364	44,103
Accrued expenses	26,167	28,080
Accrued income taxes	956	1,593

Total current liabilities	82,148	93,286

Long-term obligations, less current maturities	92,778	194,073
Deferred tax liabilities	9,260	15,093
Other long term liabilities	9,174	—
Minority interest	1,162	815
Commitments and contingencies (note 13)
Shareholders' equity (deficit):
Common stock, no par value. Authorized 101,000 shares; issued 21,934 shares; outstanding 21,304 shares at December 29, 2007 and outstanding 14,837 shares at December 30, 2006	—	—
Additional paid-in capital	96,180	1,499
Accumulated other comprehensive income	943	694
Accumulated deficit	(77,277)	(81,985)
Treasury stock, at cost, 630 shares at December 29, 2007 and 430 shares at December 30, 2006	(2,513)	(2,437)

Total shareholders' equity (deficit)	17,333	(82,229)

Total liabilities and shareholders' equity (deficit)	$211,855	$221,038

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS

Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$240,463	$209,208	$189,881
Cost of goods sold	110,032	104,932	90,567

Gross profit	130,431	104,276	99,314
Operating expenses:
Selling expenses	68,727	55,466	47,179
General and administrative expenses	21,183	17,918	28,205
Amortization of acquired intangibles	6,172	7,597	9,276
Abandoned lease charge	4,407	—	—

Operating income	29,942	23,295	14,654
Other income (expense):
Interest expense	(24,710)	(21,951)	(12,472)
Other income (expense), net	117	154	(72)

Income before income taxes	$5,349	$1,498	$2,110
Income tax expense	294	4,245	4,031

Income (loss) before minority interest	$5,055	$(2,747)	$(1,921)
Minority interest expense	347	233	351

Net income (loss)	$4,708	$(2,980)	$(2,272)

Basic earnings (loss) per share	$0.30	$(0.20)	$(0.16)

Basic weighted average shares outstanding	15,941	14,838	14,376

Diluted earnings (loss) per share	$0.29	$(0.20)	$(0.16)

Diluted weighted average shares outstanding	16,010	14,838	14,376

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Shareholders'

Equity (Deficit), and Comprehensive Income (Loss)

Fiscal Years ended December 29, 2007, December 30, 2006 and
December 31, 2005

(in thousands)

	Common stock			Accumulated other comprehensive income			Total shareholders' equity (deficit)
			Additional paid-in capital		Accumulated deficit	Treasury stock		Comprehensive Income (loss)
	Shares	Par value
Balance, January 1, 2005	14,334	$—	$66,212	$617	$(45,995)	$—	$20,834
Conversion of common shares in subsidiary to parent	325	—	—	—	—	—	—	—
Issuance of common shares from exercise of stock options	608	—	394	—	—	—	394	—
Redemption of common shares	(430)	—	—	—	—	(2,437)	(2,437)	—
Stock-based compensation expense for vesting of stock options	—	—	1,756	—	—	—	1,756	—
Dividend paid to common shareholders	—	—	(68,362)	—	(30,738)	—	(99,100)	—
Foreign currency translation adjustment	—	—	—	(439)	—	—	(439)	(439)
Net loss	—	—	—	—	(2,272)	—	(2,272)	(2,272)

Comprehensive loss for the year ended December 31, 2005								$(2,711)

Balance, December 31, 2005	14,837	—	—	178	(79,005)	(2,437)	(81,264)
Stock-based compensation expense for vesting of stock options	—	—	1,499	—	—	—	1,499	—
Foreign currency translation adjustment	—	—	—	516	—	—	516	516
Net loss	—	—	—	—	(2,980)	—	(2,980)	(2,980)

Comprehensive loss for the year ended December 30, 2006								$(2,464)

Balance, December 30, 2006	14,837	—	1,499	694	(81,985)	(2,437)	(82,229)
Net proceeds from issuance of common stock	6,667	—	93,817	—	—	—	93,817	—
Redemption of common shares	(200)	—	—	—	—	(76)	(76)	—
Stock-based compensation expense for vesting of stock options	—	—	864	—	—	—	864	—
Foreign currency translation adjustment	—	—	—	249	—	—	249	249
Net income	—	—	—	—	4,708	—	4,708	4,708

Comprehensive income for the year ended December 29, 2007								$4,957

Balance, December 29, 2007	21,304	$—	$96,180	$943	$(77,277)	$(2,513)	$17,333

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Cash Flows

Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

(in thousands)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income (loss)	$4,708	$(2,980)	$(2,272)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	18,871	18,416	18,946
Abandoned lease charge	4,407	—	—
Noncash stock option compensation	864	1,499	1,756
Minority interest	347	233	351
Deferred income taxes	(7,824)	559	1,970
Loss on disposal of property, plant, and equipment	—	543	—
Changes in assets and liabilities:
Accounts receivable	6,532	(22,486)	(13,207)
Inventories	1,430	(6,181)	(1,654)
Prepaid expenses and other current assets	(3,822)	(3,202)	(464)
Other assets	637	(1,854)	3,873
Accounts payable	(16,781)	15,629	9,034
Accrued expenses and other long-term liabilities	2,358	(1,486)	587
Accrued income taxes	(814)	407	(516)

Net cash provided by (used in) operating activities	10,913	(903)	18,404

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,472)	(10,948)	(8,969)
Proceeds from sale of property, plant and equipment	—	—	168
Purchased of acquired business, net of cash acquired	—	(3,000)	—

Net cash used in investing activities	(15,472)	(13,948)	(8,801)

Cash flows from financing activities:
Net borrowings under revolving note payable	7,500	12,500	—
Proceeds from issuance of long-term obligations	120,000	—	200,000
Payments on long-term obligations	(220,650)	(1,268)	(99,955)
Net proceeds from initial public offering	93,817	—	—
Payment of financing fees	(1,095)	—	(3,660)
Purchase of financial instrument	—	(127)	—
Dividends paid on common stock	—	—	(98,776)
Redemption of common stock	(76)	—	(87)

Net cash (used in) provided by financing activities	(504)	11,105	(2,478)

Effect of exchange rate changes on cash and cash equivalents	(33)	841	(495)

Net increase (decrease) in cash and cash equivalents	(5,096)	(2,905)	6,630
Cash and cash equivalents, beginning of period	9,663	12,568	5,938

Cash and cash equivalents, end of period	$4,567	$9,663	$12,568

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

(1) Reporting Entity and Nature of Business

        FGX International Holdings Limited (the "Company") is a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with distribution primarily in the mass merchandise, chain drug store and chain grocery store channels in North America and the United Kingdom. The Company is incorporated under the laws of the British Virgin Islands.

(2) Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157, which deferred the effective date of the Statement for certain nonfinancial assets and liabilities until fiscal 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated balance sheet and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, ("SFAS No. 160") which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders' equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated balance sheet or results of operations.

(3) Significant Accounting Policies

  (a)   Principles of Consolidation

        The consolidated financial statements include the results of operations of the Company as well as those companies in which the Company has majority ownership or control. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest payable represents the minority partners' accumulated earnings in our joint venture in Mexico.

  (b)   Fiscal Year-End

        The Company's fiscal year ends on the Saturday closest to December 31. Fiscal 2007, 2006 and 2005 each reflect a 52-week period.

  (c)   Stock Split

        On October 18, 2007, the Company (i) amended its Memorandum and Articles of Association to increase its authorized shares to 101,000,000 and (ii) effected a 242,717 to one stock split of its

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(3) Significant Accounting Policies (Continued)

ordinary shares. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect the split.

  (d)   Cash and Cash Equivalents

        Cash equivalents of $0 and $2,000 at December 29, 2007 and December 30, 2006, respectively, consist of overnight repurchase agreements and certificates of deposits with an initial term of less than three months. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

  (e)   Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods. Inventory reserve adjustments are considered permanent decreases to the cost basis of the inventory and are recorded in cost of goods sold in the Company's Consolidated Statements of Operations.

  (f)    Advertising Costs

        Advertising costs, which are included in selling expenses, are expensed when the advertisement first takes place. Advertising expense was approximately $6.6 million, $1.3 million and $1.3 million for fiscal 2007, 2006 and 2005, respectively.

  (g)   Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives indicated below. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Fully depreciated displays are written off to the respective accumulated depreciation account each year.

Asset classification	Estimated useful life
Building and improvements	10-20 years
Display fixtures	2-3 years
Furniture, fixtures and equipment	3-5 years
Leasehold improvements	Shorter of useful life or lease term

  (h)   Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset or asset group is not recoverable from its undiscounted cash flows. An impairment loss is measured as the

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(3) Significant Accounting Policies (Continued)

difference between the carrying amount and fair value of the asset or asset group. The Company evaluates its long-lived assets if impairment indicators arise. The Company evaluates each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

        Intangible assets consist of trademarks, customer relationships and patents. Trademarks, customer relationships and patents, acquired in business combinations, are recorded at their estimated fair value at the date of the combination. The Company has determined that currently owned trademarks have indefinite useful lives, customer relationships have an estimated useful life of 15.25 years and patents have an estimated useful life of 4.25 years. The Company is amortizing the recorded amount of the customer relationships on an accelerated basis and the patents on a straight-line basis over their estimated useful lives. The amortization method of the customer relationships is accelerated based on a projected economic value of the asset over its useful life.

  (i)    Revenue Recognition

        Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. The Company also maintains destination-based terms with a limited number of customers in the United States and Canada and with substantially all of its customers in the United Kingdom and Mexico under which it recognizes revenue upon confirmation of receipt by the customer. In addition, prior to revenue recognition, the Company requires persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. A provision for anticipated returns is recorded as a reduction of sales in the same period that the revenue is recognized in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists.

        The Company accounts for certain customer promotional payments, volume rebates, cooperative advertising, product placement fees and other discounts as a reduction of revenue under the guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). The Company also enters into multi-year supply agreements with many of its customers that often have minimum purchase requirements. Upfront payments and credits to our customers associated with these multi-year agreements are recorded to "Other assets" in our Consolidated Balance Sheets and are recorded net of accumulated amortization. Amortization of these payments and credits is recorded as earned by our customers over the contract term and are recorded as a reduction of revenue. When the payment or credit has been fully amortized the asset and related amortization are written off. Amortization estimated to be earned by our customers and charged to operations during the next twelve months are classified as "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(3) Significant Accounting Policies (Continued)

  (j)    Shipping and Handling

        Shipping and handling costs are recorded as a component of cost of goods sold. Any shipping and handling billed to customers is recognized as a component of net sales. Shipping and handling billed to customers is not significant for any of the periods presented.

  (k)   Net Income (Loss) Per Share

        The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options using the treasury stock method. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net income (loss)	$4,708	$(2,980)	$(2,272)

Shares used in computing basic net income (loss) per share	15,941,489	14,837,647	14,375,928
Effect of dilutive securities	68,386	—	—

Shares used in computing diluted net income (loss) per share	16,009,875	14,837,647	14,375,928

Net income (loss) per share—basic	$0.30	$(0.20)	$(0.16)

Net income (loss) per share—diluted	$0.29	$(0.20)	$(0.16)

Antidilutive potential common shares excluded from the computation above	1,284,577	1,064,748	1,064,748

  (l)    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined in FASB Statement No. 130, Reporting Comprehensive Income, as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. The difference between comprehensive income and net income (loss) represents foreign currency translation adjustments which are recorded gross of tax.

  (m)  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. A significant portion of the Company's business activity is with domestic mass merchandisers whose ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. At its discretion, the Company sells products to certain customers in bankruptcy. To reduce credit risk, the Company routinely assesses the financial strength of its customers and maintains credit insurance on substantially all of its domestic and Canadian accounts receivable.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(3) Significant Accounting Policies (Continued)

  (n)   Disclosure of Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, interest rate cap contracts, accounts payable and debt. The carrying amounts of the Company's financial instruments approximate fair value due to either their short-term nature or market rates of interest.

  (o)   Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of intangibles and goodwill, and valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

  (p)   Income Taxes

        Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries as such undistributed earnings are considered to be indefinitely reinvested.

  (q)   Derivative Instruments

        FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

        The Company has derivative financial instruments in place to control interest rate exposure on its variable rate indebtedness. The Company has determined that these derivative financial instruments (interest rate caps) do not qualify as an effective hedge for accounting purposes under SFAS No. 133. Because these instruments have been deemed to be not effective, the change in the fair value of the instruments from one period to another has been recorded in "Interest expense" in the accompanying consolidated statement of operations with an offsetting entry to "Fair Value of Financial Instruments" in the accompanying consolidated balance sheets.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(3) Significant Accounting Policies (Continued)

  (r)   Supplemental Cash Flow Disclosures

        Cash paid during fiscal years 2007, 2006 and 2005 for interest and income taxes is as follows:

	Fiscal
	2007	2006	2005
Interest	$21,862	$21,437	$8,264
Income taxes	4,307	3,017	1,862

        The Company had the following noncash activities related to acquired equipment financed with capital lease obligations for fiscal years 2007, 2006 and 2005:

Fiscal Year:
2007	$234
2006	—
2005	297

        The Company also had the following noncash activities:

  Fiscal 2006:

  •
  The Company concluded the settlement of the acquisition related working capital adjustment and accordingly reduced the accrual and goodwill by approximately $0.8 million (see note 4).

  Fiscal 2005:

  •
  In connection with a severance agreement with a former member of management, the redemption of common stock totaling $2,279, net of $70 in cashless exercise of vested stock options, is payable in the form of a promissory note over a period of 24 months (see notes 9 and 14).

  •
  Three members of management executed cashless exercises of the vested portion of their stock options totaling $324. The cashless exercises were netted against the dividends issued to these individuals (see notes 11 and 15).

  •
  The Company accrued approximately $6.0 million and increased goodwill related to a tentative resolution to a disputed acquisition related working capital adjustment (see note 4).

(4) Acquisition

        On October 1, 2004, the Company, through a subsidiary, acquired all of the outstanding common shares of Magnivision, Inc., a leading domestic designer and marketer of non-prescription reading glasses, for cash consideration of approximately $81.5 million. The cash consideration includes direct acquisition costs, but excludes deferred financing costs of $3.7 million, which were capitalized and had been included as "Other assets" on the consolidated balance sheet for the fiscal year ended January 1, 2005. The unamortized balance of the financing costs of $2.9 million were subsequently recorded to interest expense in the fiscal year ended December 31, 2005, in conjunction with a debt refinancing with a new syndicate of lenders in December 2005. The purchase price of the acquisition included a working capital adjustment. The determination of this working capital adjustment was disputed and

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(4) Acquisition (Continued)

brought to binding arbitration in 2005. The arbitrator reached a tentative decision on March 18, 2006, which required the Company to pay an additional purchase price of $6.0 million. A final settlement of the purchase price adjustment took place on October 24, 2006. On that date, the Company entered into a settlement agreement to pay additional purchase price consideration of $5.1 million. The Company paid $3.0 million of the settlement during the fiscal year ended December 30, 2006, and paid $1.1 million on June 1, 2007 and paid $1.0 million on December 3, 2007. Accordingly, as of December 30, 2006, the Company reduced its previous accrual for the working capital adjustment dispute by approximately $0.8 million with a corresponding reduction to goodwill. The final cost of the acquisition was approximately $86.7 million.

        In connection with this acquisition, the Company assumed the lease of a distribution facility in Miramar, Florida that expires in April 2011. The initial calculation and subsequent evaluations of the lease liability is uncertain since the Company must use judgment to estimate the timing and duration of future vacancy periods and the amount and timing of potential future sublease income. When estimating these costs and their related timing, the Company considered a number of factors, which include, but are not limited to, the location and condition of the property, the specific marketplace demand and general economic conditions. The liability as of January 1, 2005, which was based on an initial estimate, was $3,300. During fiscal 2005, the Company revised the estimate to increase the liability by $2,968 due to a revision of sublease assumptions and made rent payments of $1,571. In January 2007, the Company executed a sublease agreement for approximately one-half of the facility. During fiscal 2007, the Company reevaluated the leasing market due to the deteriorating real estate market conditions in the Miramar, Florida area. This resulted in a $4,407 abandoned lease charge in connection with the continued vacancy at this facility. This charge assumes that the remaining space of this facility will remain vacant through the end of the lease term. The liability as of December 29, 2007 and December 30, 2006 is $5,493 and $2,705, respectively, of which $1,485 is included in accrued expenses and $4,008 is in included in other long-term liabilities in the consolidated balance sheets.

(5) Property, Plant and Equipment

	December 29, 2007	December 30, 2006
Property, plant and equipment:
Land	$1,233	$1,233
Building and improvements	6,067	5,976
Display fixtures	26,486	18,010
Furniture, fixtures and equipment	15,857	16,326
Leasehold improvements	2,893	2,893
Equipment under capital lease	3,553	3,691

	56,089	48,129
Less accumulated depreciation	34,740	29,662

	$21,349	$18,467

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(6) Goodwill and Other Intangible Assets

        At December 29, 2007 and December 30, 2006, goodwill totaled $25,357. At December 29, 2007 and December 30, 2006, $1.8 million, $23.4 million and $0.2 million of goodwill is related to the costume jewelry, non-prescription reading glass and international segments, respectively. Other intangible assets were as follows:

		December 29, 2007		December 30, 2006
	Weighted Average Amortization Period
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	4.25 years	$2,900	$2,175	$2,900	$1,450
Customer relationships	15.25 years	43,531	22,155	43,531	16,708

Total amortizable intangible assets	14.56 years	46,431	24,330	46,431	18,158

Trademarks		22,767	—	22,767	—

Total intangible assets		$69,198	$24,330	$69,198	$18,158

        The Company has recorded amortization expense of $6,172, $7,597 and $9,276 for its customer relationships and patents during fiscal 2007, 2006 and 2005, respectively.

        Goodwill and trademarks are not being amortized as they have been determined to have indefinite lives.

        Estimated annual amortization expense for the next five years and thereafter is as follows, and there are no expected residual values related to these amortizable intangible assets:

Years:
2008	$5,182
2009	3,632
2010	2,924
2011	2,355
2012	1,895
Thereafter	6,113

$22,101

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(7) Accrued Expenses

        Accrued expenses are comprised of the following as of December 29, 2007 and December 30, 2006:

	December 29, 2007	December 30, 2006
Additional purchase price consideration (Note 4)	$—	$1,937
Accrued customer allowances	13,538	12,239
Accrued lease obligation (Note 4)	1,485	2,705
Accrued bonuses	2,717	1,922
Other	8,427	9,277

	$26,167	$28,080

(8) Credit Agreements

        On December 19, 2007, the Company entered into a new credit agreement ("December 2007 Credit Agreement"), which replaced the December 2005 Credit Agreement defined below. The December 2007 Credit Agreement is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility ("Term Loan Facility"). Interest rates for borrowings under the Credit Facility are determined based upon the Company's leverage ratio. Interest rates will be initially priced at 1.75% above the London interbank offered rate (LIBOR) and then range from 1.00% to 2.25% above the LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. Amounts due under the December 2007 Credit Agreement are collateralized by a pledge of 100% of the Company's tangible and intangible assets. The Company will also pay commitment fees and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon the Company's leverage ratio.

        The Term Loan Facility as of December 29, 2007 bears interest at LIBOR (4.9% as of December 29, 2007) plus 1.75%. The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million commencing on March 31, 2008. The Term Loan Facility will mature on December 19, 2012. As of December 29, 2007, $100.0 million of the Term Loan Facility is outstanding as well as $0.3 million outstanding under letters of credit.

        The December 2007 Credit Agreement stipulates that the Company comply with leverage ratio covenants and a fixed charge ratio covenant. The Credit Facility contains customary affirmative and negative covenants that, among other things, limit the ability of the Company, and their respective subsidiaries to pay certain dividends; incur additional indebtedness or liens; make certain investments, restricted payments, or acquisitions and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of December 29, 2007, the Company was in compliance with the required restrictive covenants.

        On December 9, 2005, the Company entered into a new credit agreement ("December 2005 Credit Agreement"), which replaced the agreement dated October 1, 2004 ("October 2004 Credit Agreement"). The December 2005 Credit Agreement was comprised of a first lien term loan of

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(8) Credit Agreements (Continued)

$150.0 million ("First Lien Term Loan"), a second lien term loan of $50.0 million ("Second Lien Term Loan") (collectively the "Term Loans") and a revolving commitment that were limited to $15.0 million (the "Revolver"). Borrowings under the December 2005 Credit Agreement were limited to the lesser of $215.0 million or the outstanding balance of the Term Loans plus the Revolver. For each component of the facility, the Company had the option of electing a prime plus or LIBOR plus interest rate. Amounts due under the December 2005 Credit Agreement were collateralized by a pledge of 100% of the Company's capital stock and mortgages on substantially all of the Company's tangible and intangible assets.

        The December 2005 Credit Agreement stipulated that the Company comply with leverage ratio covenants and an interest coverage ratio covenant. This Credit Agreement limited the payment of dividends to $100 million in aggregate over the term of the agreement. As of December 30, 2006, $99.1 million in dividends had been declared and paid (see note 15). The Company was also required to comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of December 30, 2006, the Company was in compliance with the required restrictive covenants.

        The Company used $50.0 million of the net proceeds from its initial public offering to repay in full the amount outstanding under the Second Lien Term Loan, $43.7 million to repay a portion of the amount outstanding under our First Lien Term Loan, $3.0 million to repay in full the amount outstanding under the Revolver and $0.5 million of bank fees related to the voluntary pre-payment of the Second Lien Term Loan.

  Financial Instruments

        As required by the October 2004 Credit Agreement, and to manage the interest rate risk related to fluctuations in LIBOR, the Company entered into interest rate cap agreements (the "Caps") with financial institutions in order to cap the LIBOR component of the interest rate at 5.25%. The Caps covered 50% of the scheduled principal balance of the term loans through December 31, 2008. The Caps had been deemed to be not effective for accounting purposes according to Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities as modified by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities. The Company made an initial investment of $250 on November 19, 2004 and subsequent investments of $93 on March 2, 2006 and $34 on December 14, 2006 to enter into the Caps, which are included in the financial statements in "Fair value of Financial Instruments." Because the instruments were deemed not to be effective hedges for accounting purposes, the change in fair value of the Caps (unrealized gain or loss) from one period to another has been recorded in "Interest Expense" in the accompanying consolidated statement of operations with an offsetting entry to the "fair value of financial instruments" included in other assets in the accompanying consolidated balance sheets. The change in the fair value of the Caps was $87 and $123 for fiscal 2007 and fiscal 2006, respectively.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(9) Long-Term Obligations

        Long-term obligations consist of the following as of December 29, 2007 and December 30, 2006:

	December 29, 2007	December 30, 2006
Term Loan Facility under the December 2007 Credit Agreement due December 9, 2012, 20 consecutive quarterly graduating installments beginning March 31, 2008 with payments ranging from $1,875 to $8,125, interest based on LIBOR of 4.9% (as of December 29, 2007) plus 1.75%	$100,000	—
First Lien Term Loan under the December 2005 Credit Agreement, as amended on May 24, 2007, due December 9, 2012, 23 consecutive quarterly graduating installments beginning March 31, 2007 with payments ranging from $1,500 to $2,979 with final installment of $110,206 due December 9, 2012, interest at LIBOR of 5.36% (as of December 30, 2006) plus 4%	—	$150,000
Second Lien Term Loan under the December 2005 Credit Agreement due December 9, 2013 payable in a single installment, interest at LIBOR of 5.36% (as of December 30, 2006) plus 7.75%	—	50,000
Promissory note to former executive officer, monthly payments of principal and interest of $100 through October 2007, interest at 5% per annum	—	881
Capital lease obligation of computer equipment, payable in monthly installments of principal and interest of $12 through February 2008, interest at 5.66% per annum	61	202
Capital lease obligations of office equipment, payable in monthly installments of principal and interest of $6 and $4 through March 2010, interest rates ranging from 6.22% to 6.80% per annum	250	—
Deferred compensation plan (Note 12)	128	—

	100,439	201,083
Less current maturities	7,661	7,010

	$92,778	$194,073

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(10) Income Taxes

        Income before income taxes and minority interest consisted of the following for fiscal years 2007, 2006 and 2005:

	Fiscal
	2007	2006	2005
Domestic	$948	$717	$(1,680)
Foreign	4,401	781	3,790

Income before income taxes and minority interest	$5,349	$1,498	$2,110

        Total federal, state, and foreign income tax expense for fiscal years 2007, 2006 and 2005 are as follows:

	Fiscal
	2007	2006	2005
Current:
Federal	$4,663	$155	$(1,416)
State	1,320	1,317	480
Foreign	2,255	2,214	2,997

	8,238	3,686	2,061

Deferred:
Federal	(4,897)	374	1,379
State	(1,038)	(318)	841
Foreign	1,399	(1,004)	(544)

	(4,536)	(948)	1,676

Change in valuation allowance	(3,408)	1,507	294

	(7,944)	559	1,970

Total	$294	$4,245	$4,031

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(10) Income Taxes (Continued)

        The actual expense for fiscal years 2007, 2006 and 2005 differs from the "expected" tax expense (computed by applying the U.S. statutory federal corporate tax rate to income (loss) before income taxes and minority interest) as follows:

	Fiscal
	2007	2006	2005
Computed "expected" tax expense	$1,872	$509	$717
State income taxes, net of federal income tax benefit	184	660	872
Foreign tax differential	1,884	1,100	1,582
Foreign tax credit	(3,506)	—	—
Deemed foreign dividend	3,293	—	—
Nondeductible expense	158	133	37
Nondeductible compensation	219	509	606
Charitable donation	(283)	—	—
Change in valuation allowance	(3,408)	1,507	294
Other, net	(119)	(173)	(77)

	$294	$4,245	$4,031

        Deferred income taxes relate to the following temporary differences as of December 29, 2007 and December 30, 2006:

	December 29, 2007	December 30, 2006
Deferred tax assets:
Nondeductible reserves	$2,448	$6,846
Nondeductible accruals	8,753	5,096
Other	512	187

Gross current deferred tax assets	11,713	12,129
Less valuation allowance	(872)	(3,497)

Net current deferred tax assets	10,841	8,632

Net operating loss carryforwards	2,314	3,128
Tax basis of property, plant and equipment	1,984	(137)
Foreign tax credits	1,375	—
Other	2,681	2,117

Gross long-term deferred tax assets	8,354	5,108
Less valuation allowance	(1,770)	(2,678)

Net long-term deferred tax assets	6,584	2,430

Deferred tax liabilities:
Intangible assets	(15,844)	(17,523)

Net long-term deferred tax liability	(15,844)	(17,523)

Net deferred tax asset (liability)	$1,581	$(6,461)

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(10) Income Taxes (Continued)

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be recognized. In connection with the acquisition of Magnivision, the Company had previously reduced the valuation allowance by $6,227. This reduction was the result of deferred tax liabilities recorded by Magnivision, Inc. which could be used to support the recognition of the previously reserved deferred tax assets. During 2005, upon completion of the valuation (see Note 4(a)), the Company adjusted the value of the intangible assets acquired related to the Magnivision acquisition. As a result of this adjustment, the Company further reduced the valuation allowance by $2,941 for a total reduction to the valuation allowance of $9,168. This reduction in the valuation allowance was recorded as a reduction of the goodwill associated with the Magnivision acquisition. The Company has approximately $4,319 of available net operating loss carryforwards in the U.S., which may be utilized and expire at various dates through 2023, and is limited on an annual basis to $283 due to the Company's equity restructuring during 2003. The Company has approximately $1,375 of available foreign tax credits, which may be utilized and expire at various dates through 2017. The Company has approximately $1,270 of net operating loss carryforward in the U.K. This net operating loss does not have an expiration.

        At December 31, 2006, a full valuation allowance was recorded against the gross U.S. deferred tax asset since management believed that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it was more likely than not that these assets would not be realized primarily due to the cumulative losses in recent years.

        During fiscal 2007, the Company determined that a substantial portion of the U.S. deferred tax assets in respect of which it had established valuation allowances would more likely than not be realized in the foreseeable future. This determination was based upon the Company's improved U.S. operating results, primarily from growth in revenues, and expected future results taking into account the Company's U.S. taxable income in fiscal 2005, 2006 and fiscal 2007. The Company believes that its expectations of future operating results are reliable and supported by firm sales commitments and scheduled product store roll-outs which are expected to produce taxable income. The Company expects that these positive factors will be sufficient to support the realization of a substantial portion of the U.S. deferred tax assets. Accordingly, $3,408 of the valuation allowance was released during fiscal 2007 and was recognized as a discrete income tax benefit in our consolidated statement of operations for fiscal 2007. The Company has continued to record a full valuation allowance against all of its U.K. deferred tax assets due to the lack of positive historical operating results and projected future expected losses in the U.K.

        In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions.

        During 2006, the Company completed an examination by the Internal Revenue Service for 2004. This examination resulted in no assessment of taxes.

        As of December 29, 2007, in addition to the discrete benefit discussed above related to the reduction of the valuation allowance, the remaining change in the valuation allowance was a direct

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(10) Income Taxes (Continued)

result of the net decrease in the Company's current and long-term deferred tax asset balances from December 30, 2006.

        As a result of the Company's fiscal 2007 taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of existing valuation allowance.

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

        FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of the 2007 fiscal year and recognized no adjustment to retained earnings. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of December 29, 2007, the Company has accrued approximately $0.7 million of interest and penalties related to our uncertain tax positions.

        The Company does not anticipate significant changes to the total amount of unrecognized tax benefits within the next 12 months.

        A tabular reconciliation of the gross amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance, December 31, 2006	$2,443
Gross increases in prior period position	469
Gross decreases in prior period position	(34)
Gross increases in current period position	1,543

Balance, December 29, 2007	$4,421

        If the $4,421 is recognized, approximately $1,465 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by the reversal of related deferred tax assets.

(11) Incentive Stock Plan and Stock Options

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which amends Statement of Financial Accounting Standards No. 123, as amended by No. 148, and Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. The Company adopted SFAS 123R under the modified

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(11) Incentive Stock Plan and Stock Options (Continued)

prospective basis as defined in the statement. Prior to 2006, as permitted by Statement of Financial Accounting Standards No. 123, as amended by No. 148, Accounting for Stock-Based Compensation, (collectively "SFAS 123"), the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. At the time, stock options were granted at or above the fair market value of the Company's stock and, accordingly, no compensation expense was recognized for these grants in the consolidated statements of operations in fiscal 2005. Compensation expense recorded in fiscal 2005 related to the acceleration of vesting of event-based options in order for certain members of management to participate in the dividend declared in 2005. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the Company's consolidated financial statements for 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R.

        Had compensation expense been recorded under the fair value method as set forth in the provisions of SFAS 123 for stock options awarded, the impact on the Company's net loss and loss per share for fiscal 2005 would have been:

		Fiscal 2005
Net loss	As reported	$(2,272)
Add compensation expense recognized during the period		1,756
Deduct total stock-based employee compensation expense determined under fair value based method for all awards		(1,924)

Net loss	Pro forma	$(2,440)

Basic loss per share	As reported	$(0.16)

	Pro forma	$(0.17)

Diluted loss per share	As reported	$(0.16)

	Pro forma	$(0.17)

        The Company currently provides stock-based compensation under its 2007 Incentive Compensation Plan ("2007 Plan") that was approved by our shareholders prior to our initial public offering on October 24, 2007. The 2007 Plan provides for the issuance of up to 3,000,000 ordinary shares to key employees. In October 2007, the Company granted 778,260 non-qualified stock options under the 2007 Plan at $16.00 per share. These options granted will vest ratably over a three-year period from the date of the grant and each has an expiration date of ten years.

        In December 2007, the Company granted 4,000 non-qualified stock options to its Board of Directors at $12.95 per share. These options will vest ratably over a three-year period from the date of the grant and each have an expiration date of ten years.

        As of December 29, 2007, 782,260 options were outstanding and 2,217,740 options were available for grant under the 2007 Plan. Upon exercise of stock options, shares will be issued out of the Company's authorized and unissued ordinary shares.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

(11) Incentive Stock Plan and Stock Options (Continued)

        During fiscal 2007, the Company recognized stock compensation expense of $0.9 million, of which $0.3 million was recognized in selling expenses and $0.6 million was recognized in general and administrative expenses. The total fair value of shares vested during fiscal 2007 was $2.1 million.

        During fiscal 2006, no options were granted or exercised. The Company recognized stock compensation expense of $1.5 million, of which $0.4 million was recognized in selling expenses and $1.1 million was recognized in general and administrative expenses. The total fair value of shares vested during fiscal 2006 was $0.9 million.

        During fiscal 2005, the Company granted share options to two members of management under the Amended and Restated 2004 Key Executive Stock Option Plan. The exercise prices of these options were deemed to be greater than the fair value and no compensation expense has been recorded in accordance with APB No. 25.

  •
  On December 15, 2005, the Company issued options to the new Chief Executive Officer for an aggregate of 800,962 shares of common stock at an exercise price of $10.11 per share which expire on December 15, 2015. These options consisted of 480,577 time-based vesting options and 320,385 event-based vesting options. The 480,577 time-based vesting options vest in three annual installments as follows: 160,192 of these options became exercisable on October 19, 2006, 160,192 became exercisable on October 19, 2007 and 160,193 will become exercisable on October 19, 2008. The 320,385 event-based vesting options vest as follows: 160,192 options will become exercisable upon the Company having a market capitalization for 30 consecutive trading days equal to or greater than $1.0 billion; and 160,193 options will become exercisable upon the Company having a market capitalization for 30 consecutive trading days equal to or greater than $1.5 billion.

  •
  On December 15, 2005, the Company issued options to an existing member of senior management for an aggregate of 141,705 shares of common stock at an exercise price of $8.63 per share. These options vest in three annual installments as follows: 49,597 options became exercisable on September 1, 2006, 49,597 options became exercisable on September 1, 2007 and 42,511 options will become exercisable on September 1, 2008.

        In November 2005, the Board of Directors accelerated the vesting of all of the then outstanding event-based options (230,581 shares) in order for certain members of management to participate in the dividend declared in December 2005. In connection with this modification, the Company recorded stock-based compensation of $1.8 million to represent the difference in intrinsic value of the stock options from date of grant to the acceleration date of these options. The total intrinsic value of the share options exercised during the fiscal year 2005 was $4.5 million.

The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average grant-date fair value of share options granted during fiscal 2007 was $6.02. No options were granted in fiscal 2006 and the weighted average grant-date fair value of share options granted during fiscal 2005 was $2.82. The fair value of each option grant is estimated on the date of

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(11) Incentive Stock Plan and Stock Options (Continued)

grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2007 and 2005:

	Fiscal
	2007	2005
Expected volatility	30.0%	45.0%
Dividend yield	—	—
Risk-free interest rate	4.1	4.4
Expected life (years)	6.0	7.0

        A summary of the changes in the Company's stock option plan for fiscal years 2007, 2006 and 2005 are as follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,064,748	$9.08	1,064,748	$9.08	1,303,051	$0.74
Granted	782,260	$15.98	—	$—	942,668	$9.89
Exercised	—	$—	—	$—	(608,443)	$0.65
Terminated	(33,472)	$0.38	—	$—	(572,528)	$0.38

Outstanding at year end	1,813,536	$12.00	1,064,748	$9.08	1,064,748	$9.08

Exercisable at end of year	508,187	$8.72	305,010	$7.31	—	$—
Shares reserved at end of year	3,249,016		1,064,748		—

        With respect to the 1,813,536 outstanding options and 508,187 options exercisable at December 29, 2007, the weighted average remaining contractual life of these options was 8.69 years and 2.18 years, respectively. The aggregate intrinsic value of the options outstanding and options exercisable at December 29, 2007 was $1.9 million and $1.3 million, respectively.

        As of December 29, 2007 there was $4.6 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.7 years.

(12) Employee Benefit Plans

        The Company has a defined contribution profit sharing plan covering substantially all employees. The profit sharing plan allows eligible participants to make contributions in accordance with Internal Revenue Code Section 401(k). The Company matches employee contributions equal to 25% of the first 6% of compensation that an employee contributes. These matching contributions totaled approximately $115, $25 and $120 for fiscal years 2007, 2006 and 2005, respectively. Under the terms of the profit sharing plan, voluntary Company contributions are made at the discretion of the Company. No voluntary profit sharing contributions were made by the Company for fiscal years 2007, 2006 and 2005.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(12) Employee Benefit Plans (Continued)

        Effective January 1, 2007, the Company adopted a non-qualified deferred compensation plan to permit selected key employees to elect to defer a percentage of their base salary, discretionary bonuses and other performance-based compensation during any calendar year into the plan. The Company matches employee contributions equal to 25% of the first 6% of compensation that an employee defers. The fair value of the plan assets and related liability was $128 and has been recorded as other assets and as a long-term obligation in the consolidated balance sheet as of December 29, 2007.

(13) Commitments and Contingencies

  (a)   Operating Leases

        The Company has operating leases for certain facilities and equipment. Future minimum rental payments under these agreements are as follows as of December 29, 2007:

Years:
2008	$2,134
2009	2,149
2010	2,155
2011	944
2012	140
Thereafter	63

$7,585

        The Company incurred rental expense for certain facilities and equipment of $1,732, $872 and $1,220, for fiscal years 2007, 2006 and 2005, respectively.

  (b)   Royalties

        The Company has several agreements that require royalty payments to brand licensors based on a percentage of certain net product sales, subject to specified minimum payments.

        Future minimum royalty obligations relating to these agreements are as follows as of December 29, 2007:

Years:
2008	$521
2009	370
2010	268
2011	268
2012	—
Thereafter	—

$1,427

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(13) Commitments and Contingencies (Continued)

        In addition, certain agreements require that the Company pay additional fees based on a percentage of net product sales. These fees are not subject to minimum payment obligations. In the event the Company transfers its rights under certain agreements, a transfer fee would be payable.

  (c)   Litigation

        In February 2005, the Company reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which retained the rights to the litigation and any litigation proceeds) against an entity which is now a subsidiary of the Company relating to the use of certain display devices for eyeglasses. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of the terms thereof. Pursuant to the agreed settlement, the Company is obligated to pay the plaintiff $11.0 million. However, there is a cost sharing agreement in place which provides that an unrelated third party is paying approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party has guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million which the court allowed for a prejudgment payment the Company had previously made to the plaintiff, the total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by the Company as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May 2005 and thus far all payments have been timely made. However, the Company remains legally liable for the outstanding balance on the agreed settlement even though it is being paid by the third party. As of December 29, 2007 and December 30, 2006, the outstanding balance on the agreed settlement was approximately $1.3 million and $4.3 million, respectively.

        In May 2005, Coda Gargoyles, LLC, filed a lawsuit in the Supreme Court of the State of New York, County of New York alleging that one of the Company's subsidiaries made insufficient efforts to market products and collect accounts receivable to produce sufficient revenue to trigger earn-out provisions under the Company's December 2003 purchase agreement relating to the acquisition of the Company's premium brands, Anarchy, Angel and Gargoyles. The plaintiff claimed not less than $2.0 million in damages plus interest, attorney's fees and costs. One of the counts of the plaintiff's three-count complaint was a claim for breach of an implied duty of good faith and fair dealing, which was dismissed by the trial court on October 31, 2005. The two remaining counts were breach of contract and a demand for an accounting. Upon completion of mediated settlement discussions, the Company agreed to settle the lawsuit on March 13, 2008. Under the terms of the settlement, the Company agreed to pay the plaintiff $355 in exchange for mutual releases of all claims and a dismissal of the lawsuit with prejudice. The Company has not admitted any liability and entered into the settlement to avoid the uncertainty and expense of the lawsuit. The Company recorded the settlement costs in the consolidated financial statements for the fourth quarter and fiscal year ended December 29, 2007.

        In February 2007, Sun Optics, Inc. filed a lawsuit in the United States District Court, Central District of Utah alleging infringement of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys' fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(13) Commitments and Contingencies (Continued)

March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff's motion to amend was granted, but both motions for a preliminary injunction were denied. On August 22, 2007, plaintiff appealed the denial of its motions for a preliminary injunction to the United States Court of Appeals for the Federal Circuit. On November 15, 2007, the Court granted the motions to stay and withdraw. The Court has continued to stay the case to allow the parties to further pursue settlement discussions. The Federal Circuit has also stayed, and continues to stay, the briefing period on appeal to allow settlement discussions to progress. The Company intends to defend the action vigorously if settlement discussions fail.

        In the ordinary course of business, the Company is party to various types of litigation. The Company maintains insurance to mitigate certain of these risks. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(14) Termination of Certain Executives and Related Redemption of Common Stock

        The Company terminated the employment of three executives during fiscal year 2005. The Company recorded severance charges totaling $2.3 million in fiscal 2005, which are included in General and Administrative Expenses in the consolidated statements of operations. The Company has paid $0.8 million, $1.3 million and $0.2 million during fiscal 2007, 2006 and 2005, respectively.

        One of these terminated executives elected to exercise his vested stock options through a cashless exercise which was netted against the subsequent redemption of these common shares. The Company redeemed his common shares owned, as well as the common shares owned by a second terminated executive, for $2.4 million. This cost was recorded as Treasury Stock. The Company has paid approximately $0.9 million, $1.1 million and $0.4 million of this redemption during fiscal 2007, 2006 and 2005, respectively.

        During fiscal 2007, the Company repurchased 200,005 ordinary shares owned by a former member of management for $76. The cost was recorded as Treasury Stock.

(15) Dividend

        In December 2005, the Company declared an aggregate dividend of $99.1 million to common stockholders of record on December 14, 2005. The dividend of $6.68 per share was paid prior to December 31, 2005. This dividend was funded by proceeds from the December 2005 Credit Agreement as described in Note 8.

(16) Initial Public Offering

        On October 24, 2007, the Company sold a total of 13,800,000 ordinary shares in an initial public offering at a price to the public of $16.00 per share for an aggregate of $220.8 million. 6,666,667 ordinary shares were sold by the Company and 7,133,333 ordinary shares were sold by the Company's shareholders (including 1,800,000 ordinary shares sold by one of the Company's shareholders pursuant to the underwriters' exercise of their over-allotment option). The selling shareholders received

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(16) Initial Public Offering (Continued)

approximately $106.1 million after deducting underwriting discounts and commissions of $8.0 million. The Company did not receive any proceeds from ordinary shares sold by the selling shareholders. The Company received approximately $97.2 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and estimated underwriters' and other offering expenses of $2.0 million. The Company used the net proceeds received from the initial public offering to pay down debt as outlined in Note 8.

(17) Related Party Transactions

        Through the date of its initial public offering, the Company was paying a quarterly fixed management fee to Berggruen Holdings ("BH"). The amount incurred was $375, $500 and $500 for fiscal years 2007, 2006 and 2005, respectively. The fee incurred is included in General and Administrative expenses in the accompanying consolidated statements of operations. The Company reimbursed BH approximately $19 during fiscal 2007 for their fees incurred in connection with their guarantee of the working capital adjustment dispute (see Note 4). The Company reimbursed BH approximately $80 during fiscal 2007 for fees BH paid for services provided by an interim managing director for the Company's U.K. subsidiary. The Company also reimbursed BH approximately $65 in connection with the use of BH's private aircraft during fiscal 2007.

        As of December 29, 2007 and December 30, 2006 there was $0 and $125 accrued and payable to BH, respectively.

(18) Enterprise-Wide Disclosures

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(18) Enterprise-Wide Disclosures (Continued)

        Net sales to each of the Company's three largest customers, Wal-Mart Stores, Inc., Walgreens and CVS Corporation for each segment and in total for fiscal years 2007, 2006 and 2005, respectively, are indicated in the table below:

	Fiscal
	2007	2006	2005
Wal-Mart Stores, Inc.:
Non-prescription Reading Glasses	30%	26%	30%
Sunglasses	32	27	17
Costume Jewelry	48	70	76
International Operations	21	26	31
Consolidated net sales	31	32	35
Walgreens:
Non-prescription Reading Glasses	17%	15%	—%
Sunglasses	5	23	6
Consolidated net sales	10	13	2
CVS Corporation:
Non-prescription Reading Glasses	21%	22%	25%
Consolidated net sales	10	10	11

        These customers' accounts receivable balances represent approximately 55% and 65% of gross accounts receivable as of December 29, 2007 and December 30, 2006, respectively. No other customer accounted for 10% or more of the Company's net sales.

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

        Summary geographic information for net sales is as follows:

	Fiscal
	2007	2006	2005
Net sales:
United States	$204,512	$180,259	$160,419
Foreign	35,951	28,949	29,462

Total	$240,463	$209,208	$189,881

        No individual foreign country net sales were greater than 10% of total net sales. Substantially all long-lived assets are located in the United States.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(19) Segments

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

        Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, except for display fixtures. Depreciation expense on display fixtures is specific to each segment. Non-display fixture depreciation is not allocable to a specific segment and is included in corporate and unallocated. Amortization of intangible assets that relate to acquired businesses is included in the specific segment to which they relate. The identifiable assets of the International segment consists of assets of our international subsidiaries. For the other reportable segments the identifiable assets include inventories and intangible assets. The Company does not segregate other assets on a product line basis for internal management reporting and therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents,

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(19) Segments (Continued)

accounts receivable, prepaid expenses, deferred income taxes, other assets, and property, plant and equipment.

	Fiscal
	2007	2006	2005
Segment Net Sales
Non-prescription Reading Glasses	$117,862	$95,327	$83,220
Sunglasses and Prescription Frames	61,717	56,725	42,848
Costume Jewelry	24,933	28,207	34,351
International	35,951	28,949	29,462

Total Net Sales	$240,463	$209,208	$189,881
Gross Profit
Non-prescription Reading Glasses	$71,103	$55,316	$49,327
Sunglasses and Prescription Frames	26,341	22,852	19,288
Costume Jewelry	10,363	9,622	11,974
International	22,624	16,486	18,725

Total Gross Profit	$130,431	$104,276	$99,314
Segment Profits (Losses)
Non-prescription Reading Glasses	$49,907	$34,656	$29,622
Sunglasses and Prescription Frames	15,429	12,709	12,530
Costume Jewelry	6,388	6,370	7,749
International	7,607	4,108	6,383
Corporate/ Unallocated expenses	(49,389)	(34,548)	(41,630)

Income from Operations	$29,942	$23,295	$14,654
Depreciation
Non-prescription Reading Glasses	$5,600	$4,606	$3,648
Sunglasses and Prescription Frames	3,901	3,446	2,052
Costume Jewelry	100	189	385
International	2,138	1,608	1,396
Corporate/Unallocated	960	970	2,189

Total	$12,699	$10,819	$9,670
Amortization of Intangibles
Non-prescription Reading Glasses	$6,172	$7,597	$9,276

Total	$6,172	$7,597	$9,276
Identifiable Assets
Non-prescription Reading Glasses	$75,075	$82,398	$85,576
Sunglasses and Prescription Frames	16,909	19,581	16,143
Costume Jewelry	4,454	4,891	5,752
International	21,598	19,811	17,302
Corporate/ Unallocated	93,819	94,357	76,385

Total	$211,855	$221,038	$201,158

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

(20) Quarterly Results (unaudited)

	Quarter
					Year to date
	First	Second	Third	Fourth
2007
Net sales	$61,149	$62,614	$53,919	$62,781	$240,463
Gross profit	31,837	33,801	29,157	35,636	130,431
Income before income taxes and minority interest	2,582	194	501	2,072	5,349
Net income (loss)	1,918	1,499	(18)	1,309	4,708
Per common share
Net income (loss)
Basic	$0.13	$0.10	$—	$0.07	$0.30
Diluted	$0.13	$0.10	$—	$0.07	$0.29
2006
Net sales	$45,079	$51,410	$42,691	$70,028	$209,208
Gross profit	22,770	25,553	20,986	34,967	104,276
Income (loss) before income taxes and minority interest	(1,688)	(667)	(4,272)	8,125	1,498
Net income (loss)	(2,599)	(1,669)	(4,623)	5,911	(2,980)
Per common share
Net income (loss)
Basic	$(0.18)	$(0.11)	$(0.31)	$0.40	$(0.20)
Diluted	$(0.18)	$(0.11)	$(0.31)	$0.40	$(0.20)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FGX International Holdings Limited:

        Under date of March 13, 2008, we reported on the consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, which are included on Form 10-K for the year-ended December 29, 2007. Our report refers to a change in accounting for uncertain tax provisions in 2007 and to a change in accounting for share-based payments in 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts and Reserves in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Providence, Rhode Island March 13, 2008	/s/ KPMG LLP

SCHEDULE II

FGX International Holdings Limited

Valuation and Qualifying Accounts and Reserves
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-Offs and Other	Balance at End of Year
Valuation accounts deducted from assets to which they apply—for returns, markdowns and doubtful accounts receivable:
2007	$19,752	$37,241	$(41,154)	$15,839

2006	$16,037	$32,903	$(29,188)	$19,752

2005	$22,203	$31,389	$(37,555)	$16,037

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2008.

FGX INTERNATIONAL HOLDINGS LIMITED
By:	/s/ ALEC TAYLOR Alec Taylor Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ ALEC TAYLOR Alec Taylor	Chief Executive Officer (Principal Executive Officer), Director and authorized representative in the United States	March 13, 2008
/s/ ANTHONY DI PAOLA Anthony Di Paola	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2008
/s/ JARED BLUESTEIN Jared Bluestein	Director	March 13, 2008
/s/ ZVI EIREF Zvi Eiref	Director	March 13, 2008
/s/ ROBERT L. MCDOWELL Robert L. McDowell	Director	March 13, 2008
/s/ JENNIFER D. STEWART Jennifer D. Stewart	Director	March 13, 2008

EXHIBIT INDEX

Number	Description	References
3.1	Form of Amended and Restated Memorandum of Association of the Registrant.	(2)
3.2	Form of Amended and Restated Articles of Association of the Registrant.	(2)
4.1	Form of Specimen Ordinary Share Certificate.	(2)
*10.1	Amended and Restated Employment Agreement between FGX International Inc. and Alec Taylor, dated as of December 19, 2006.	(1)
*10.2	Amended and Restated Employment Agreement by and among FGX International Inc. and Steve Crellin, dated as of February 18, 2008.
*10.3	Amended and Restated Employment Agreement by and among FGX International Inc. and John H. Flynn, Jr., dated as of February 18, 2008.
*10.4	Amended and Restated 2004 Key Executive Stock Option Plan dated as of September 29, 2004.	(1)
*10.5	Form of Time-Based Vesting Incentive Stock Option Agreement under the Amended and Restated 2004 Key Employee Stock Option Plan.	(1)
*10.6	Time-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor dated as of December 15, 2005.	(1)
*10.7	Amendment to Time-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of December 20, 2006.	(1)
*10.8	Incentive Stock Option Agreement between FGX International Holdings Limited (f/k/a Envision Worldwide Holdings Limited) and Steven Crellin, dated as of October 2, 2004.	(1)
*10.9	Time-Based Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated as of December 15, 2005.	(1)
*10.10	Amendment to Incentive Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated December 20, 2006.	(1)
*10.11	Amendment to Time-Based Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated as of December 20, 2006.	(1)
*10.12	Event-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of December 15, 2005.	(1)
*10.13	Amendment to Event-Based Vesting Incentive Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of November 16, 2006.	(1)
*10.14	2007 Incentive Compensation Plan.	(1)
*10.15	Form of Nonqualified Stock Option Agreement under 2007 Incentive Compensation Plan	(2)
10.16	Registration Rights Agreement between FGX International Holdings Limited and Berggruen Holdings North America Ltd., dated as of November 17, 2006.	(1)
*10.17	Form of Director and Officer Indemnification Agreement executed by Alec Taylor, John H. Flynn, Jr., Jared Bluestein, Jennifer D. Stewart, Anthony Di Paola, Steven Crellin, Jeffrey J. Giguere, Gerald Kitchen, Robert Grow, Richard Christy, Thomas Fernandes, Timothy Swartz and Mark A. Williams.	(1)

*10.18	Redemption Letter and Release Agreement between FGX International Holdings Limited and Brian Lagarto dated as of June 22, 2007.	(1)
*10.19	FGX International Inc. Deferred Compensation Plan, effective as of January 1, 2007.	(1)
*10.20	FGX International Inc. Single Employer Welfare Benefit Plan, effective as of January 1, 2007.	(1)
*10.21	Employment Agreement by and between FGX International Inc. and Jeffrey J. Giguere, dated as of April 9, 2007.	(1)
*10.22	Employment Agreement by and between FGX International Inc. and Anthony Di Paola, dated as of July 23, 2007.	(1)
*10.23	Indemnification Obligation Confirmation Letter (cost-sharing agreement) dated June 6, 2005.	(1)
*10.24	Employment Agreement by and between FGX International Inc. and Gerald Kitchen, dated as of August 27, 2007.	(1)
*10.25	Severance Agreement by and between FGX International Inc. and Mark Williams, dated as of May 2, 2007.	(1)
*10.26	Employment Agreement by and among FGX International Inc. and Richard W. Kornhauser, dated as of January 31, 2008.
10.27
	Revolving Credit and Term Loan Agreement among FGX International Holdings Limited, a BVI business company, FGX International Limited, a BVI business company, FGX International Inc., the Borrower, SunTrust Bank, as Administrative Agent, as issuing bank and as swingline lender, and a syndicate of banks and other financial institutions, dated as of December 19, 2007.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)
Incorporated by reference to the filing of such exhibit with our Form S-1, effective October 24, 2007.

(2)
Incorporated by reference to the filing of such exhibit with our Form 10-Q for the period ended September 29, 2007.

*
Management contract or compensatory plan or arrangement.

QuickLinks

Documents incorporated by reference
TABLE OF CONTENTS
Forward Looking Statements
PART I
  Item 1 Business.
  Item 1A Risk Factors.
  Item 1B Unresolved Staff Comments.
  Item 2 Properties.
  Item 3 Legal Proceedings.
  Item 4 Submission of Matters to a Vote of Security Holders.
PART II
  Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6 Selected Financial Data.
  Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A Quantitative and Qualitative Disclosures about Market Risk.
  Item 8 Financial Statements and Supplementary Data.
  Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A(T) Controls and Procedures.
  Item 9B Other Information.
PART III
  Item 10 Directors, Executive Officers and Corporate Governance.
  Item 11 Executive Compensation.
  Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13 Certain Relationships and Related Transactions, and Director Independence.
  Item 14 Principal Accounting Fees and Services.
PART IV
  Item 15 Exhibits, Financial Statement Schedules.
Report of Independent Registered Public Accounting Firm
FGX INTERNATIONAL HOLDINGS LIMITED Consolidated Balance Sheets December 29, 2007 and December 30, 2006 (in thousands)
FGX INTERNATIONAL HOLDINGS LIMITED CONSOLIDATED STATEMENT OF OPERATIONS Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands, except per share amounts)
FGX INTERNATIONAL HOLDINGS LIMITED Consolidated Statements of Shareholders' Equity (Deficit), and Comprehensive Income (Loss) Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands)
FGX INTERNATIONAL HOLDINGS LIMITED Consolidated Statements of Cash Flows Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands)
FGX INTERNATIONAL HOLDINGS LIMITED Notes to Consolidated Financial Statements (Dollars in thousands, except share and per share amounts)
FGX INTERNATIONAL HOLDINGS LIMITED Notes to Consolidated Financial Statements (Dollars in thousands, except share and per share amounts)
FGX International Holdings Limited Valuation and Qualifying Accounts and Reserves Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands)
SIGNATURES
EXHIBIT INDEX