Form 10-Q
period 2008-03-29
FGX International Holdings LTD
filed 2008-05-09
CIK 1357227

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

(401) 231-3800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of ordinary shares outstanding as of May 5, 2008 was 21,262,308.

Forward-Looking Statements

This report and the information incorporated by reference in it include forward-looking statements. These include, but are not limited to, statements about our expectations, hopes, beliefs, intentions or strategies regarding the future, as well as statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. They may refer, without limitation, to retail and brand initiatives, upcoming product releases, operational improvements, market growth or acceptance of our products, and future revenue, costs, results of operations, or profitability. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may, but are not necessary to, identify forward-looking statements.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described or referred to under the heading “Risk Factors” below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

FGX International Holdings Limited

From 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

March 29, 2008 (unaudited) and December 29, 2007

(in thousands)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,424	$4,567
Accounts receivable, less allowances of $19,174 and $15,839 at March 29, 2008 and December 29, 2007, respectively	40,179	53,001
Inventories	33,621	33,226
Prepaid expenses and other current assets	14,725	11,001
Deferred tax assets	10,963	10,841

Total current assets	103,912	112,636

Property, plant and equipment, net	21,326	21,349
Other assets:
Goodwill	25,357	25,357
Intangible assets, net of accumulated amortization of $25,625 and $24,330 at March 29, 2008 and December 29, 2007, respectively	43,573	44,868
Other assets	9,774	7,645

Total assets	$203,942	$211,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$15,000	$20,000
Current maturities of long-term obligations	7,631	7,661
Accounts payable	29,387	27,364
Accrued expenses	19,461	26,167
Accrued income taxes	691	956

Total current liabilities	72,170	82,148

Long-term obligations, less current maturities	92,765	92,778
Deferred tax liabilities	9,279	9,260
Other long term liabilities	9,414	9,174
Minority interest	1,349	1,162

Commitments and contingencies (note 9)

Shareholders’ equity:
Common stock, no par value. Authorized 101,000 shares; issued 21,892 shares; outstanding 21,262 shares at March 29, 2008 and issued 21,934 shares; outstanding 21,304 shares at December 29, 2007	—	—
Additional paid-in capital	96,213	96,180
Accumulated other comprehensive income	358	943
Accumulated deficit	(75,093)	(77,277)

Treasury stock, at cost, 630 shares at March 29, 2008 and at December 29, 2007	(2,513)	(2,513)

Total shareholders’ equity	18,965	17,333

Total liabilities and shareholders’ equity	$203,942	$211,855

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Three months ended March 29, 2008 and March 31, 2007

(unaudited, in thousands, except per share amounts)

	Three months ended
	March 29, 2008	March 31, 2007
Net sales	$59,223	$61,149
Cost of goods sold	27,346	29,312

Gross profit	31,877	31,837
Operating expenses:
Selling expenses	18,538	17,114
General and administrative expenses	6,479	5,138
Amortization of acquired intangibles	1,295	1,543

Operating income	5,565	8,042

Other income (expense):
Interest expense	(1,771)	(5,498)
Other income, net	8	38

Income before income taxes	$3,802	$2,582
Income tax expense	1,431	536

Income before minority interest	$2,371	$2,046

Minority interest expense	187	128

Net income	$2,184	$1,918

Basic earnings per share	$0.10	$0.13

Basic weighted average shares outstanding	21,290	14,838

Diluted earnings per share	$0.10	$0.13

Diluted weighted average shares outstanding	21,446	14,916

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Statements of Cash Flows

Three months ended March 29, 2008 and March 31, 2007

(unaudited, in thousands)

	Three months ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$2,184	$1,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,131	4,574
Noncash stock option compensation	538	178
Minority interest	187	128
Deferred income taxes	(162)	110
Loss on disposal of property, plant, and equipment	154	—
Changes in assets and liabilities:
Accounts receivable	12,770	4,803
Inventories	(386)	(7,983)
Prepaid expenses and other current assets	(3,734)	(2,780)
Other assets	(2,134)	1,393
Accounts payable	1,998	5,300
Accrued expenses and other long-term liabilities	(6,829)	(1,533)
Accrued income taxes	(267)	(1,178)

Net cash provided by operating activities	9,450	4,930

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,990)	(5,596)

Net cash used in investing activities	(3,990)	(5,596)

Cash flows from financing activities:
Net repayments under revolving line of credit	(5,000)	(2,000)
Payments on long-term obligations	(43)	(1,828)
Ordinary share repurchase	(505)	—

Net cash used in financing activities	(5,548)	(3,828)

Effect of exchange rate changes on cash and cash equivalents	(55)	52

Net decrease in cash and cash equivalents	(143)	(4,442)
Cash and cash equivalents, beginning of period	4,567	9,663

Cash and cash equivalents, end of period	$4,424	$5,221

See accompanying notes to condensed consolidated financial statements.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(1) REPORTING ENTITY AND NATURE OF BUSINESS

FGX International Holdings Limited (the “Company”) is a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with distribution primarily in the mass merchandise, chain drug store and chain grocery store channels in North America and the United Kingdom. The Company is incorporated as a Business Company under the laws of the British Virgin Islands.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending January 3, 2009.

The Company’s accounting policies are the same as those described in Note 3 to the financial statements for the fiscal year ended December 29, 2007 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2007 included in the Company’s Annual Report on Form 10-K.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS  No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157, which deferred the effective date of the Statement for certain nonfinancial assets and liabilities until fiscal 2009. The impact of the adoption of SFAS 157 was not material to the Company’s condensed consolidated financial statements and the adoption of the items deferred until fiscal 2009 are not expected to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value.  SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our condensed consolidated balance sheet and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders’ equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its condensed consolidated balance sheet or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about the Company’s derivative and hedging activities. SFAS 161 will be effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of the adoption of the enhanced disclosures required by FAS 161.

(3) OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 29, 2008 and March 31, 2007 consist of the following:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(unaudited)
Net income	$2,184	$1,918

Foreign currency translation adjustments	(70)	(9)
Loss on cash flow hedging activities	(515)	—

Comprehensive income	$1,599	$1,909

(4) NET INCOME PER SHARE

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, restricted stock and similar awards, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

	Three Months Ended
	March 29, 2008	March 31, 2007
	(unaudited)
Net income	$2,184	$1,918

Shares used in computing basic net income per share	21,290	14,838
Effect of dilutive securities	156	78

Shares used in computing diluted net income per share	21,446	14,916

Net income per share—basic	$0.10	$0.13

Net income per share—diluted	$0.10	$0.13

Antidilutive potential common shares excluded from the computation above	1,168	988

(5) SHARE REPURCHASE PROGRAM

In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company’s Board of Directors. During the three months ended March 29, 2008, the Company repurchased 42,000 ordinary shares for an aggregate purchase price of approximately $0.5 million. All of the purchases during the quarter were made in the open market and repurchased shares were returned to the status of authorized and unissued. At March 29, 2008, the Company had approximately $11.5 million of remaining availability under the $12.0 million share repurchase program.

(6) CREDIT AGREEMENT

On December 19, 2007, the Company entered into a new credit agreement (“December 2007 Credit Agreement”), which replaced the prior credit agreement. The December 2007 Credit Agreement is comprised of (a) a $75.0 million revolving credit facility (the “Revolving Credit Facility”), which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility (“Term Loan Facility”). Interest rates for borrowings under the new credit facility are determined based upon the Company’s leverage ratio. Interest rates were initially priced at 1.75% above the London interbank offered rate (LIBOR) and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. Amounts due under both facilities are collateralized by a pledge of 100% of the Company’s tangible and intangible assets. The Company will also pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon the Company’s leverage ratio.

As of  March 29, 2008, the Term Loan Facility bears interest at LIBOR plus 1.75% (4.35% as of March 29, 2008). The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million commencing on March 31, 2008. The Term Loan Facility and the Revolving Credit Facility will mature on December 19, 2012. As of March 29, 2008, the Company had outstanding indebtedness of $100.0 million under our Term Loan Facility, $15.0 million outstanding under the Revolving Credit Facility and $0.3 million outstanding under letters of credit. Our borrowing availability under the Revolving Credit Facility was $59.7 million.

The December 2007 Credit Agreement requires the Company to comply with a leverage ratio covenant and a fixed charge ratio covenant. This facility contains customary affirmative and negative covenants that, among other things, limit the ability of the Company, and their respective subsidiaries to pay certain dividends; incur additional indebtedness or liens; make certain investments, restricted payments, or acquisitions and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of March 29, 2008, the Company was in compliance with the required restrictive covenants.

(7) SWAP AGREEMENT

On March 10, 2008, the Company entered into an interest rate swap agreement (the “Swap”) to manage our exposure to floating interest rate risk on our Term Loan Facility. The Swap has an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the Term Loan Facility. Currently, the Company is borrowing under the Term Loan Facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our Term Loan Facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our Term Loan Facility) through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133 and the Company will record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

(8) INCOME TAXES

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on December 31, 2006, the first day of the 2007 fiscal year. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of March 29, 2008, the Company has a gross liability for uncertain tax benefits of $4.5 million, of which approximately $1.5 million would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by the reversal of related deferred tax assets. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of March 29, 2008, the Company has accrued approximately $0.9 million of interest and penalties related to our uncertain tax positions. The Company does not anticipate significant changes to the total amount of unrecognized tax benefits within the next 12 months.

The Company’s major tax jurisdiction is the United States.  As of March 29, 2008, the federal tax years that remain subject to examination in the United States are 2005 and beyond.

(9) COMMITMENTS AND CONTINGENCIES

Litigation

In February 2005, the Company reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which retained the rights to the litigation and any litigation proceeds) against an entity which is now a subsidiary of the Company relating to the use of certain display devices for eyeglasses. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of the terms thereof. Pursuant to the agreed settlement, the Company is obligated to pay the plaintiff $11.0 million. However, there is a cost sharing agreement in place which provides that an unrelated third party is paying approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party has guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million, which the court allowed for a prejudgment payment the Company had previously made to the plaintiff, the total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by the Company as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May 2005 and thus far all payments have been timely made. However, the Company remains legally liable for the outstanding balance on the agreed settlement even though it is being paid by the third party. As of March 29, 2008 and December 29, 2007, the outstanding balance on the agreed settlement was approximately $0.5 million and $1.3 million, respectively.

In May 2005, Coda Gargoyles, LLC, filed a lawsuit in the Supreme Court of the State of New York, County of New York alleging that one of the Company’s subsidiaries made insufficient efforts to market products and collect accounts receivable to produce sufficient revenue to trigger earn-out provisions under the Company’s December 2003 purchase agreement relating to the acquisition of the Company’s premium brands, Anarchy, Angel and Gargoyles. The plaintiff claimed not less than $2.0 million in damages plus interest, attorney’s fees and costs. One of the counts of the plaintiff’s three-count complaint was a claim for breach of an implied duty of good faith and fair dealing, which was dismissed by the trial court on October 31, 2005. The two remaining counts were breach of contract and a demand for an accounting. Upon completion of mediated settlement discussions, the Company settled the lawsuit on March 13, 2008. Under the terms of the settlement, the Company paid the plaintiff $0.355 million in exchange for mutual releases of all claims and a dismissal of the lawsuit with prejudice. The Company did not admit any liability and entered into the settlement to avoid the uncertainty and expense of the lawsuit. The Company recorded the settlement costs in the consolidated financial statements for the fiscal year ended December 29, 2007.

In February 2007, Sun Optics, Inc. (“Sun Optics”) filed a lawsuit against the Company in the United States District Court, Central District of Utah alleging infringement by the Company of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys’ fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff’s motion to amend was granted, but both motions for a preliminary injunction were denied. On October 26, 2007, plaintiff brought a third motion for preliminary injunction directed to additional products. On April 4, 2008, the Company settled the dispute by obtaining a non-exclusive license to the three Sun Optics patents at issue in the lawsuit and to all other patents owned or licensed by Sun Optics relating to partially or completely transparent tube cases for eyewear and/or corresponding displays. The Company did not admit any liability and entered into the settlement to avoid the uncertainty and expense of the lawsuit. The Company paid Sun Optics an initial license fee of $0.054 million and agreed to pay royalties of 5% of net sales of licensed products sold on or after January 1, 2008 in exchange for mutual releases of all claims and a dismissal of the lawsuit with prejudice. The Company had previously accrued for the settlement costs in the consolidated financial statements for the fiscal year ended December 29, 2007.

In the ordinary course of business, the Company is party to various types of litigation. The Company maintains insurance to mitigate certain of these risks. The Company believes it has meritorious defenses to all litigation currently pending or threatened, and, in its opinion, none will have a material effect on the Company’s financial position or results of operations.

(10) RELATED PARTY TRANSACTIONS

Prior to our initial public offering on October 24, 2007, the Company paid a quarterly fixed management fee (management fees) to our principal shareholder, Berggruen Holdings North America Ltd. (BH). The amount incurred was $0.125 million for the three months ended March 31, 2007. The fee incurred is included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations. The Company also reimbursed BH approximately $0.08 million during the three months ended March 31, 2007 for fees BH paid for services provided by an interim managing director for the Company’s U.K. subsidiary. The Company did not have any monies accrued and payable to BH as of March 29, 2008 and December 29, 2007, respectively.

(11) ENTERPRISE-WIDE DISCLOSURES

The Company markets its products primarily to customers in the mass merchandise retail channel. Although the Company closely monitors the creditworthiness of its customers, a substantial portion of its customers’ ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. At its discretion, the Company sells product to certain customers in bankruptcy. The Company maintains a credit insurance policy on its primary domestic customers.

The Company currently purchases substantially all of its inventory from certain suppliers in Asia. There are other suppliers of the inventory items purchased and management believes that these suppliers could provide similar inventory at fairly comparable terms. However, a change in suppliers could cause a delay in the Company’s distribution process and a possible loss of sales, which would adversely affect operating results.

(12) SEGMENTS

The Company operates primarily in the eyewear and costume jewelry markets. The Company’s four reportable segments are Non-Prescription Reading Glasses, Sunglasses and Prescription Frames, Costume Jewelry and International. These segments have been determined based upon the nature of the products offered and availability of discrete financial information, and are consistent with the way the Company organizes and evaluates financial information internally for the purposes of making operating decisions and assessing performance.

The Non-Prescription Reading Glasses, Sunglasses and Prescription Frames and Costume Jewelry segments represent sales of these product lines in the United States. The International segment sells similar product lines outside the United States. The Company measures profitability of its segments based on gross profit.

Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, except for display fixtures. Depreciation expense on display fixtures is specific to each segment. Non-display fixture depreciation is not allocable to a specific segment and is included in corporate and unallocated. Amortization of intangible assets that relate to acquired businesses is included in the specific segment to which they relate. The identifiable assets of the international segment consist of assets of our international subsidiaries. For the other reportable segments the identifiable assets include inventories and intangible assets. The Company does not segregate other assets on a product line basis for internal management reporting and therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, accounts receivable, prepaid expenses, deferred income taxes, other assets, and property, plant and equipment.

	Three Months Ended
Segment	March 29, 2008	March 31, 2007
	(unaudited)
Segment Net Sales
Non-prescription Reading Glasses	$27,287	$27,575
Sunglasses and Prescription Frames	18,119	16,840
Costume Jewelry	3,395	5,973
International	10,422	10,761

Total Net Sales	$59,223	$61,149

Gross Profit
Non-prescription Reading Glasses	$15,796	$14,997
Sunglasses and Prescription Frames	8,579	7,215
Costume Jewelry	792	2,530
International	6,710	7,095

Total Gross Profit	$31,877	$31,837

Segment Profits (Losses)
Non-prescription Reading Glasses	$10,750	$9,501
Sunglasses and Prescription Frames	5,276	4,411
Costume Jewelry	(116)	1,625
International	2,651	3,317
Corporate / Unallocated expenses	$(12,996)	$(10,812)

Income from Operations	$5,565	$8,042

Depreciation
Non-prescription Reading Glasses	$1,582	$1,255
Sunglasses and Prescription Frames	1,097	811
Costume Jewelry	26	24
International	890	715
Corporate / Unallocated	241	226

Total	$3,836	$3,031

Amortization of Intangibles
Non-prescription Reading Glasses	$1,295	$1,543

Total	$1,295	$1,543

	As of March 29, 2008	As of December 29, 2007
	(unaudited)
Identifiable Assets
Non-prescription Reading Glasses	$72,965	$75,075
Sunglasses and Prescription Frames	20,027	16,909
Costume Jewelry	4,227	4,454
International	22,505	21,598
Corporate / Unallocated	84,218	93,819

Total	$203,942	$211,855

ITEM. 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

We are a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with a portfolio of established, highly recognized eyewear brands including FosterGrant and Magnivision.  We sell our FosterGrant brand in the U.S. popular priced sunglasses market and both our FosterGrant and Magnivision brands in the domestic non-prescription reading glasses market. Our products are sourced through low-cost Asian manufacturers and sold primarily through mass channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores. Some of our products are sold to ophthalmic retailers, mid-tier department stores and other specialty retailers. We also sell costume jewelry principally to major mass merchandisers and have recently begun offering more replenishable jewelry items at other key customers.

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

To complement our proprietary brands, we market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Daytona International Speedway. In addition, we sell a line of prescription frames, which we introduced in 2004 to supplement our product line.

We believe that we have the capital structure in place that will enable us to enhance our market leadership positions through the continued investment in our core brands. We will seek to continue to add to our domestic and international customer base as well as consider selective acquisitions that fit strategically into our business model. Our future results may be impacted by risk and trends set forth in “Item 1A. Risk Factors” and elsewhere in this report.

Summary of Results

The following is a summary of the Company’s operating results for the first quarter ended March 29, 2008:

•                  Net sales were $59.2 million in the first quarter ended March 29, 2008 compared to $61.1 million in the same period in 2007. This decrease reflected the continued benefit of  a non-prescription reading glasses and sunglasses program launched at a major customer at the end of fiscal 2006 (approximately $3.2 million of incremental sales in the quarter), partially offset by lower sales in our costume jewelry segment.

•                  Gross margin as a percentage of net sales improved to 53.8% in the first quarter ended March 29, 2008 versus 52.1% in the same period in 2007.  This increase was due to our continued focus on higher margin product mix and cost reductions at suppliers.

•                  Net income increased 13.9% to $2.2 million in the current quarter from $1.9 million in the first quarter of 2007. This increase was primarily driven by lower interest expense and favorable gross margin improvement during the first quarter of 2008, partially offset by increased operating expenses.

•                  Earnings per diluted share were $0.10 in the first quarter ended March 29, 2008 compared to $0.13 in the same period in 2007. This decrease is the result of a higher diluted share count in the current quarter.

•                  Interest expense decreased $3.7 million from $5.5 million in the first quarter of 2007 to $1.8 million in the current quarter, primarily as a result of debt reduction and reduced borrowing costs.

•                  Cash flow provided from operating activities was $9.5 million in the first quarter ended March 29, 2008 compared to $4.9 million in prior year period.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	46.2	47.9
Gross profit	53.8	52.1
Operating expenses:
Selling expenses	31.3	28.0
General and administrative expenses	10.9	8.4
Amortization of acquired intangibles	2.2	2.5
Operating income	9.4	13.2
Other income (expense):
Interest expense	(3.0)	(9.0)
Other income, net	—	—
Income before income taxes and minority interest	6.4	4.2
Income tax expense	2.4	0.9
Income before minority interest	4.0	3.3
Minority interest expense	0.3	0.2
Net income	3.7%	3.1%

The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales.

	Three Months Ended
Segment	March 29, 2008		March 31, 2007
	(Unaudited, dollars in thousands)
Non-prescription reading glasses	$27,287	46.1%	$27,575	45.1%
Sunglasses and prescription frames	18,119	30.6	16,840	27.5
Costume jewelry	3,395	5.7	5,973	9.8
International	10,422	17.6	10,761	17.6
Net sales	$59,223	100.0%	$61,149	100.0%

The following table sets forth, for the periods indicated, selected operating results by segment.

	Three Months Ended
Segment	March 29, 2008		March 31, 2007
	(Unaudited, dollars in thousands)
Non-prescription reading glasses
Net sales	$27,287	100.0%	$27,575	100.0%
Cost of goods sold	11,491	42.1	12,578	45.6
Gross profit	$15,796	57.9%	$14,997	54.4%

Sunglasses and prescription frames
Net sales	$18,119	100.0%	$16,840	100.0%
Cost of goods sold	9,540	52.7	9,625	57.2
Gross profit	$8,579	47.3%	$7,215	42.8%

	Three Months Ended
Segment	March 29, 2008		March 31, 2007
	(Unaudited, dollars in thousands)
Costume jewelry
Net sales	$3,395	100.0%	$5,973	100.0%
Cost of goods sold	2,603	76.7	3,443	57.6
Gross profit	$792	23.3%	$2,530	42.4%

International
Net sales	$10,422	100.0%	$10,761	100.0%
Cost of goods sold	3,712	35.6	3,666	34.1
Gross profit	$6,710	64.4%	$7,095	65.9%

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

        Net Sales.    Net sales decreased by $1.9 million, or 3.1%, from $61.1 million in the three months ended March 31, 2007 to $59.2 million in the three months ended March 29, 2008.

        In the non-prescription reading glasses segment, net sales decreased by $0.3 million, or 1.0%, from $27.6 million in the three months ended March 31, 2007 to $27.3 million in the three months ended March 29, 2008. During the three months ended March 31, 2007, we benefited from approximately $4.5 million of incremental sales related to a non-prescription reading glasses contract with a major customer that was awarded to us at the end of fiscal 2006. The decrease in net sales this quarter was partially offset by both a new non-prescription reading glasses contract with a new customer and strong sales at another major customer during the current quarter.

        In the sunglasses and prescription frames segment, net sales increased by $1.3 million, or 7.6%, from $16.8 million in the three months ended March 31, 2007 to $18.1 million in the three months ended March 29, 2008. This increase was attributable to new product launches and higher sales volume at two major customers.

        In the costume jewelry segment, net sales decreased by $2.6 million, or 43.2%, from $6.0 million in the three months ended March 31, 2007 to $3.4 million in the three months ended March 29, 2008. This decrease was primarily the result of lower sales at a major customer as a result of our continued transition from promotional programs at mass merchandisers to basic replenishable offerings at mid-tier retailers.

In the international segment, net sales decreased by $0.4 million, or 3.2%, from $10.8 million in the three months ended March 31, 2007 to $10.4 million in the three months ended March 29, 2008. This decrease was associated with a non-prescription reading glasses roll-out in the United Kingdom that was launched during the three months ended March 31, 2007 that was not repeated in the current quarter.

        Gross Profit.    Gross profit increased $0.1 million, or 0.1%, from $31.8 million in the three months ended March 31, 2007 to $31.9 million in the three months ended March 29, 2008. As a percentage of net sales, gross profit increased from 52.1% to 53.8% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $0.8 million, or 5.3%, from $15.0 million in the three months ended March 31, 2007 to $15.8 million in the three months ended March 29, 2008. As a percentage of net sales, gross profit increased from 54.4% to 57.9% during the corresponding periods. The dollar increase in gross profit and the increase in gross profit as a percentage of net sales were primarily due to a greater proportion of higher margin styles sold to several of our customers during the current quarter as well as favorable cost reductions we have negotiated with our suppliers.

        In the sunglasses and prescription frames segment, gross profit increased by $1.4 million, or 18.9%, from $7.2 million in the three months ended March 31, 2007 to $8.6 million in the three months ended March 29, 2008. As a percentage of net sales, gross profit increased from 42.8% to 47.3% during the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix of higher margin styles sold to a new customer in the current quarter. This increase was offset by the expansion of a pallet program at a major customer, which carried lower margin, in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007.

        In the costume jewelry segment, gross profit decreased by $1.7 million, or 68.7%, from $2.5 million in the three months ended March 31, 2007 to $0.8 million in the three months ended March 29, 2008. As a percentage of net sales, gross profit decreased from 42.4% to 23.3% during the corresponding periods. The dollar decrease in gross profit was primarily due to the decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily due to higher material costs during the current quarter.

        In the international segment, gross profit decreased by $0.4 million, or 5.4%, from $7.1 million in the three months ended March 31, 2007 to $6.7 million in the three months ended March 29, 2008. As a percentage of net sales, gross profit decreased from 65.9% to 64.4% in the corresponding periods. The dollar decrease in gross profit was primarily due to the decrease in net sales. The  decrease in gross profit as a percentage of net sales was primarily due to unfavorable product mix of sales in the United Kingdom offset by favorable sales mix in Canada.

        Selling Expenses.    Selling expenses increased by $1.4 million, or 8.3%, from $17.1 million in the three months ended March 31, 2007 to $18.5 million in the three months ended March 29, 2008. As a percentage of net sales, selling expenses increased from 28.0% to 31.3% in the corresponding periods. The dollar increase in selling expenses was primarily due to higher depreciation expenses of $0.8 million related to the increased number of display fixtures placed in service; higher freight related costs; increased field service costs due to the increased number of customer store locations; higher quality control testing costs; and incremental personnel costs to support the growth of the business.

        General and Administrative Expenses.    General and administrative expenses increased by $1.3 million, or 26.1%, from $5.1 million in the three months ended March 31, 2007 to $6.5 million in the three months ended March 29, 2008. As a percentage of net sales, general and administrative expenses increased from 8.4% to  10.9% in the corresponding periods. This increase was primarily the result of costs associated with being a public company, which included Sarbanes-Oxley implementation costs and other consulting costs incurred  in the current quarter.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.2 million, or 16.1%, from $1.5 million in the three months ended March 31, 2007 to $1.3 million in the three months ended March 29, 2008. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives.

Interest Expense.    Interest expense decreased $3.7 million, or 67.8%, from $5.5 million in the three months ended March 31, 2007 to $1.8 million in the three months ended March 29, 2008.  This decrease is primarily the result of a reduction of long-term debt from proceeds received from our initial public offering during the fourth quarter of fiscal 2007 and lower interest rates in our new credit facility.

        Income Taxes.    Provision for income taxes was $1.4 million, or 37.6%, of income before income taxes and minority interest in the three months ended March 31, 2007, compared to a provision of $0.5 million, or 20.8%, of income before income taxes and minority interest in the three months ended March 29, 2008. The amount  and effective tax rate change are principally due to a higher proportion of income being derived from operations in the U.S. during the current quarter.

        Net Income.    For the reasons described above, our net income increased by $0.3 million, or 13.9%, from $1.9 million during the three months ended March 31, 2007 to $2.2 million for the three months ended March 29, 2008.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations, proceeds from our initial public offering and borrowings under our credit facility. As of March 29, 2008, we had $4.4 million of cash and cash equivalents and $59.7 million available under our revolving credit facility.

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

Our strategy involves making strategic business acquisitions if and when we believe that they will help grow or otherwise improve our business. To the extent we decide to pursue one or more acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$9,450	$4,930
Investing activities	(3,990)	(5,596)
Financing activities	(5,548)	(3,828)
Effect of exchange rates on cash balances	(55)	52
Decrease in cash and cash equivalents	$(143)	$(4,442)

        We purchase finished goods from our contract manufacturers in Asia and take title upon delivery to the freight consolidator. Transit times range from ten to 30 days. Our payment terms with our eyewear suppliers range from 30 to 120 days, while payment terms with our costume jewelry suppliers range from 30 to 60 days. As a result of increases in our operating cash flow, we have used cash to fund our receivables and inventories, which have been partially offset by increases in accounts payable to our suppliers.

        Operating Activities.    Net cash provided by operating activities increased by $4.5 million from $4.9 million in the three months ended March 31, 2007 to $9.5 million in the three months ended March 29, 2008.  The increase in operating cash flow was primarily due to changes in the activity related to accounts receivable,  inventories, accounts payable and accruals.  The decrease in the change in inventories was primarily the result of higher inventory levels during the three months ended March 31, 2007 to support new business at a major customer.

        Investing Activities.    Net cash used in investing activities decreased from $5.6 million in the three months ended March 31, 2007 to $4.0 million in the three months ended March 29, 2008. This decrease was primarily due to display fixture costs associated with our  supporting new business at a major customer.

        Financing Activities.    Net cash used in financing activities increased by $1.7 million from $3.8 million in the three months ended March 31, 2007 to $5.5 million in the three months ended March 29, 2008. The increase in net cash used in financing activities was primarily due to our making $5.0 million of payments on our revolving line of credit compared to $2.0 million of payments in the prior year ago period and $0.5 million for  stock repurchases in the current quarter. This increase was offset by a $1.8 million principal payment on our long-term debt in the first quarter of 2007 that was not repeated during the current quarter.

Capital Expenditures

        Our capital expenditures were $4.0 million and $5.6 million for the three months ended March 29, 2008 and March 31, 2007, respectively. This decrease was primarily due to display fixture costs associated with supporting new business at a major customer in the prior year quarter. The majority of our capital expenditures related to permanent display fixtures, which we provide in our customers’ retail locations.  We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

We expect capital expenditures to range from $16.0 million to $18.0 million in fiscal 2008, which could vary depending on the amount and timing of new business as well as contract renewals and fixture replacements at existing customers. At March 29, 2008, we had outstanding commitments for capital expenditures of $5.2 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Facility

        On December 19, 2007, we refinanced our then-existing credit facility. The new facility is comprised of (a) a $75.0 million revolving credit facility (the “Revolving Credit Facility”), which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility (“Term Loan Facility”). Interest rates for borrowings under the new facility are determined based upon our leverage ratio. Interest rates were initially priced at 1.75% above LIBOR and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million commencing on March 31, 2008. The Term Loan Facility and the Revolving Credit Facility will mature on December 19, 2012. Amounts due under both facilities are collateralized by a pledge of 100% of our tangible and intangible assets. We will also pay commitment  and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon our  leverage ratio.

As of March 29, 2008, we had outstanding indebtedness of $100.0 million under our Term Loan Facility, $15.0 million outstanding under the Revolving Credit Facility and $0.3 million outstanding under letters of credit. Our borrowing availability thereunder was $59.7 million. The interest rate on the Term Loan Facility and the Revolving Credit Facility are at LIBOR plus 1.75% (4.35% as of March 29, 2008).

Our credit facility contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. Our credit facility also requires that we comply with leverage ratio and fixed charge coverage ratio covenants.

Interest Rate Swap Agreement

On March 10, 2008, we entered into an interest rate swap agreement (the “Swap”) to manage our exposure to floating interest rate risk on our Term Loan Facility. The Swap has an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the Term Loan Facility. Currently, we are borrowing under the Term Loan Facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our Term Loan Facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our Term Loan Facility) through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133 and we will record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

Critical Accounting Estimates

The Company prepared its condensed consolidated financial statement in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net sales and expenses for the periods presented. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS  No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157, which deferred the effective date of the Statement for certain nonfinancial assets and liabilities until fiscal 2009. The impact of the adoption of SFAS 157 was not material to the Company’s condensed consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our condensed consolidated balance sheet and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders’ equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its condensed consolidated balance sheet or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about the Company’s derivative and hedging activities. SFAS 161 will be effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of the adoption of the enhanced disclosures required by FAS 161.

Off-Balance Sheet Arrangements

As of March 29, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of March 29, 2008, we had $100.0 million outstanding under the Term Loan Facility and $15.0 million outstanding under the Revolving Credit Facility. Both facilities bore interest of 1.75% above LIBOR, or 4.35% at March 29, 2008. A hypothetical change in the interest rate of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $1.0 million.

On March 10, 2008, we entered into an interest rate swap agreement (the “Swap”) to manage our exposure to floating interest rate risk on our credit facility. The Swap has an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the Term Loan Facility. Currently, we are borrowing under the Term Loan Facility at  a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our Term Loan Facility)  and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our Term Loan Facility)  through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133 and we will record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries, and our Mexico joint venture. Assets and liabilities of these entities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included as other income (expense) in the accompanying condensed consolidated statements of income. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts would not have a material impact on our annual results of operations and cash flows.

ITEM 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

        We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this report. Alec Taylor, our Chief Executive Officer, and Anthony Di Paola, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Control over Financial Reporting

        As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended March 29, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        In May 2005, Coda Gargoyles, LLC, filed a lawsuit in the Supreme Court of the State of New York, County of New York alleging that one of the Company’s subsidiaries made insufficient efforts to market products and collect accounts receivable to produce sufficient revenue to trigger earn-out provisions under the Company’s December 2003 purchase agreement relating to the acquisition of the Company’s premium brands, Anarchy, Angel and Gargoyles. The plaintiff claimed not less than $2.0 million in damages plus interest, attorney’s fees and costs. One of the counts of the plaintiff’s three-count complaint was a claim for breach of an implied duty of good faith and fair dealing, which was dismissed by the trial court on October 31, 2005. The two remaining counts were breach of contract and a demand for an accounting. Upon completion of mediated settlement discussions, the Company settled the lawsuit on March 13, 2008. Under the terms of the settlement, the Company paid the plaintiff $0.355  million in exchange for mutual releases of all claims and a dismissal of the lawsuit with prejudice. The Company did not admit any liability and entered into the settlement to avoid the uncertainty and expense of the lawsuit. The Company recorded the settlement costs in the consolidated financial statements for the fiscal year ended December 29, 2007.

        In February 2007, Sun Optics, Inc. (“Sun Optics”) filed a lawsuit against the Company in the United States District Court, Central District of Utah alleging infringement by the Company of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys’ fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff’s motion to amend was granted, but both motions for a preliminary injunction were denied. On October 26, 2007, plaintiff brought a third motion for preliminary injunction directed to additional products. On April 4, 2008, the Company settled the dispute by obtaining a non-exclusive license to the three Sun Optics patents at issue in the lawsuit and to all other patents owned or licensed by Sun Optics relating to partially or completely transparent tube cases for eyewear and/or corresponding displays. The Company did not admit any liability and entered into the settlement to avoid the uncertainty and expense of the lawsuit. The Company paid Sun Optics an initial license fee of $0.054 million and agreed to pay royalties of 5% of net sales of licensed products sold on or after January 1, 2008 in exchange for mutual releases of all claims and a dismissal of the lawsuit with prejudice. The Company had previously accrued for the settlement costs in the consolidated financial statements for the fiscal year ended December 29, 2007.

ITEM 1A.    Risk Factors

There have been no material changes in our Risk Factors from those disclosed in our 2007 Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

In February 2008, the Board of Directors of the Company authorized a $12.0 million  ordinary share repurchase program for a one-year period or until earlier terminated by the Company’s Board of Directors. During the three months ended March 29, 2008, the Company repurchased 42,000 ordinary shares for an aggregate purchase price of approximately $0.5 million as illustrated in the table below. All of the purchases during the quarter were made in the open market and repurchased shares were returned to the status of authorized and unissued. At March 29, 2008, we had approximately $11.5 million of remaining availability under the $12.0 million share repurchase program authorized by the Board of Directors of the Company.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2007 to January 26, 2008	—	—	—	—
January 27, 2008 to February 23, 2008	—	—	—	—
February 24, 2008 to March 29, 2008	42,000	$12.00	42,000	$11,496,000
Total	42,000	$12.00	42,000	$11,496,000

ITEM 3.    Defaults Upon Senior Securities.

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of  Security Holders.

        None.

ITEM 5.    Other Information.

        None.

ITEM 6.    Exhibits.

 The exhibits listed in the Exhibit Index following the signature page are filed herewith.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2008	FGX INTERNATIONAL HOLDINGS LIMITED

	By:	/s/ ANTHONY DI PAOLA
Anthony Di Paola
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description

3.2	Amended and Restated Articles of Association of the Registrant. (1)

10.1	Employment Agreement by and among FGX International Inc. and Richard W. Kornhauser, dated as of January 31, 2008. (2)

10.2	Summary of 2008 Cash Bonus Plan

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

(1)          Incorporated by reference to the filing of such exhibit with our Form 8-K filed on April 9, 2008.

(2)          Incorporated by reference to the filing of such exhibit with our Form 10-K filed on March 14, 2008.