Form 10-Q
period 2008-06-28
FGX International Holdings LTD
filed 2008-08-07
CIK 1357227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33760

FGX International Holdings Limited
(Exact name of Registrant as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation)	98-0475043 (IRS Employer Identification Number)
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

        The number of ordinary shares outstanding as of July 31, 2008 was 21,170,520

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

FGX International Holdings Limited

Form 10-Q

Index

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

June 28, 2008 (unaudited) and December 29, 2007

(in thousands)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash	$3,992	$4,567
Accounts receivable, less allowances of $24,389 and $15,839 at June 28, 2008 and December 29, 2007, respectively	53,861	53,001
Inventories	36,881	33,226
Prepaid expenses and other current assets	13,069	11,001
Deferred tax assets	11,101	10,841

Total current assets	118,904	112,636

Property, plant and equipment, net	20,283	21,349
Other assets:
Goodwill	25,357	25,357
Intangible assets, net of accumulated amortization of $26,921 and $24,330 at June 28, 2008 and December 29, 2007, respectively	42,277	44,868
Other assets	8,681	7,645

Total assets	$215,502	$211,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$11,500	$20,000
Current maturities of long-term obligations	9,483	7,661
Accounts payable	35,706	27,364
Accrued expenses	24,230	26,167
Accrued income taxes	2,167	956

Total current liabilities	83,086	82,148

Long-term obligations, less current maturities	89,030	92,778
Deferred tax liabilities	9,276	9,260
Other long term liabilities	8,585	9,174
Minority interest	1,429	1,162
Commitments and contingencies (note 9)
Shareholders' equity:
Common stock, no par value. Authorized 101,000 shares; issued 21,800 shares; outstanding 21,170 shares at June 28, 2008 and issued 21,934 shares; outstanding 21,304 shares at December 29, 2007	—	—
Additional paid-in capital	95,815	96,180
Accumulated other comprehensive income	1,796	943
Accumulated deficit	(71,002)	(77,277)
Treasury stock, at cost, 630 shares at June 28, 2008 and at December 29, 2007	(2,513)	(2,513)

Total shareholders' equity	24,096	17,333

Total liabilities and shareholders' equity	$215,502	$211,855

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Three and six months ended June 28, 2008 and June 30, 2007

(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$71,565	$62,614	$130,788	$123,763
Cost of goods sold	34,018	28,813	61,363	58,125

Gross profit	37,547	33,801	69,425	65,638
Operating expenses:
Selling expenses	21,708	19,550	40,245	36,664
General and administrative expenses	6,439	4,898	12,917	10,036
Amortization of acquired intangibles	1,296	1,543	2,591	3,086
Abandoned lease charge	—	1,865	—	1,865

Operating income	8,104	5,945	13,672	13,987
Other income (expense):
Interest expense	(1,450)	(5,837)	(3,222)	(11,335)
Other income, net	46	86	54	124

Income before income taxes and minority interest	6,700	194	10,504	2,776
Income tax expense (benefit)	2,530	(1,402)	3,960	(866)

Income before minority interest	4,170	1,596	6,544	3,642
Minority interest expense	80	97	267	225

Net income	$4,090	$1,499	$6,277	$3,417

Basic earnings per share	$0.19	$0.10	$0.30	$0.23

Basic weighted average shares outstanding	21,218	14,818	21,254	14,827

Diluted earnings per share	$0.19	$0.10	$0.29	$0.23

Diluted weighted average shares outstanding	21,358	14,915	21,404	14,926

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Statements of Cash Flows

Six months ended June 28, 2008 and June 30, 2007

(unaudited, in thousands)

	Six months ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$6,277	$3,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,190	9,368
Noncash stock option compensation	1,118	355
Minority interest	267	225
Deferred income taxes	(292)	(1,452)
Loss on disposal of property, plant, and equipment	377	—
Changes in assets and liabilities:
Accounts receivable	(811)	9,484
Inventories	(3,569)	(3,936)
Prepaid expenses and other current assets	(2,053)	(8,216)
Other assets	(251)	(3,018)
Accounts payable	8,268	(14,682)
Accrued expenses and other long-term liabilities	(2,428)	(928)
Accrued income taxes	1,217	(103)

Net cash provided by (used in) operating activities	18,310	(9,486)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,902)	(7,938)

Net cash used in investing activities	(6,902)	(7,938)

Cash flows from financing activities:
Net repayments under revolving line of credit	(8,500)	(3,500)
Proceeds from issuance of long-term obligations	—	20,000
Payments on long-term obligations	(1,926)	(3,495)
Ordinary share repurchase	(1,484)	(76)

Net cash (used in) provided by financing activities	(11,910)	12,929

Effect of exchange rate changes on cash	(73)	(9)

Net decrease in cash	(575)	(4,504)
Cash, beginning of period	4,567	9,663

Cash, end of period	$3,992	$5,159

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending January 3, 2009.

        The Company's accounting policies are the same as those described in Note 3 to the financial statements for the fiscal year ended December 29, 2007 included in the Company's Annual Report on Form 10-K.

        The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2007 included in the Company's Annual Report on Form 10-K.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 30, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157, which deferred the effective date of the Statement for certain nonfinancial assets and liabilities until fiscal 2009. The impact of the adoption of SFAS 157 was not material to the Company's condensed consolidated financial statements and the adoption of the items deferred until fiscal 2009 are not expected to be material.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS No. 159 was effective in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our condensed consolidated balance sheet and results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"), which requires noncontrolling (minority) interests in

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(2) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about the Company's derivative and hedging activities. SFAS 161 will be effective as of the beginning of the Company's 2009 fiscal year. The Company is currently evaluating the impact of the adoption of the enhanced disclosures required by SFAS 161.

(3) OTHER COMPREHENSIVE INCOME

        Other comprehensive income for the three and six months ended June 28, 2008 and June 30, 2007 consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(unaudited)
Net income	$4,090	$1,499	$6,277	$3,417

Foreign currency translation adjustments	136	202	66	193
Gain on cash flow hedging activities	1,302	—	787	—

Comprehensive income	$5,528	$1,701	$7,130	$3,610

(4) NET INCOME PER SHARE

        The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, restricted

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(4) NET INCOME PER SHARE (Continued)

stock and similar awards, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(unaudited)
Net income	$4,090	$1,499	$6,277	$3,417

Shares used in computing basic net income per share	21,218	14,818	21,254	14,827
Effect of dilutive securities	140	97	150	99

Shares used in computing diluted net income per share	21,358	14,915	21,404	14,926

Net income per share—basic	$0.19	$0.10	$0.30	$0.23

Net income per share—diluted	$0.19	$0.10	$0.29	$0.23

Antidilutive potential common shares excluded from the computation above	791	943	782	943

(5) SHARE REPURCHASE PROGRAM

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company's Board of Directors. During the three months ended June 28, 2008, the Company repurchased approximately 92 ordinary shares for an aggregate purchase price of approximately $1.0 million. During the six months ended June 28, 2008, the Company repurchased a total of approximately 134 ordinary shares for an aggregate purchase price of approximately $1.5 million. All of these purchases were made in the open market and repurchased shares were returned to the status of authorized and unissued. At June 28, 2008, the Company had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program.

(6) CREDIT AGREEMENT

        The Company has a senior secured credit facility ("December 2007 Credit Agreement") that is comprised of (a) a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility ("Term Loan Facility"). Interest rates for borrowings under the credit facility are determined based upon the Company's leverage ratio. Interest rates were initially priced at 1.75% above the London interbank offered rate (LIBOR) and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. Amounts due under both facilities are collateralized by a pledge of 100% of the Company's tangible and intangible assets. The Company will also pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon the Company's leverage ratio.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(6) CREDIT AGREEMENT (Continued)

        As of June 28, 2008, the Term Loan Facility bears interest at LIBOR plus 1.75% (4.35% as of June 28, 2008). The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million which commenced on March 31, 2008. The Term Loan Facility and the Revolving Credit Facility will mature on December 19, 2012. As of June 28, 2008, the Company had outstanding indebtedness of $98.3 million under our Term Loan Facility and $11.5 million outstanding under the Revolving Credit Facility. Our borrowing availability under the Revolving Credit Facility was $65.2 million.

        The December 2007 Credit Agreement requires the Company to comply with a leverage ratio covenant and a fixed charge ratio covenant. This facility contains customary affirmative and negative covenants that, among other things, limit the ability of the Company, and their respective subsidiaries to pay certain dividends; incur additional indebtedness or liens; make certain investments, restricted payments, or acquisitions and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of June 28, 2008, the Company was in compliance with the required covenants.

(7) SWAP AGREEMENT

        On March 10, 2008, the Company entered into an interest rate swap agreement (the "Swap") to manage our exposure to floating interest rate risk on our Term Loan Facility. The Swap has an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the Term Loan Facility. Currently, the Company is borrowing under the Term Loan Facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our Term Loan Facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our Term Loan Facility) through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and the Company will record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

(8) INCOME TAXES

        The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48") on December 31, 2006, the first day of the 2007 fiscal year. The FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 28, 2008, the Company has a gross liability for uncertain tax benefits of $4.5 million, of which approximately $1.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by the reversal of related deferred tax assets. The

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of June 28, 2008, the Company had accrued approximately $0.9 million of interest and penalties related to our uncertain tax positions. The Company does not anticipate significant changes to the total amount of unrecognized tax benefits within the next 12 months.

        The Company's major tax jurisdiction is the United States. As of June 28, 2008, the federal tax years that remain subject to examination in the United States are 2005 through 2007.

(9) COMMITMENTS AND CONTINGENCIES

Litigation

        In February 2005, the Company reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which retained the rights to the litigation and any litigation proceeds) against an entity which is now a subsidiary of the Company relating to the use of certain display devices for eyeglasses. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of the terms thereof. Pursuant to the agreed settlement, the Company is obligated to pay the plaintiff $11.0 million. However, there is a cost sharing agreement in place which provides that an unrelated third party is paying approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party has guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million, which the court allowed for a prejudgment payment the Company had previously made to the plaintiff, the total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by the Company as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May 2005 and thus far all payments have been timely made. However, the Company remained legally liable for the outstanding balance on the agreed upon settlement even though it was being paid by the third party. This agreed upon settlement has since been paid in full and there is no outstanding balance related to this agreed upon settlement as of June 28, 2008.

        In February 2007, Sun Optics, Inc. ("Sun Optics") filed a lawsuit against the Company in the United States District Court, Central District of Utah alleging infringement by the Company of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys' fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff's motion to amend was granted, but both motions for a preliminary injunction were denied. On October 26, 2007, plaintiff brought a third motion for preliminary injunction directed to additional products. On April 4, 2008, the Company settled the dispute by obtaining a non-exclusive license to the three Sun Optics patents at issue in the lawsuit and to all other patents owned or licensed by Sun Optics relating to partially or completely transparent tube cases for eyewear and/or corresponding displays. The Company did not

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(9) COMMITMENTS AND CONTINGENCIES (Continued)

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

(10) RELATED PARTY TRANSACTIONS

        Prior to our initial public offering on October 24, 2007, the Company paid a quarterly fixed management fee (management fees) to our principal shareholder, Berggruen Holdings North America Ltd. (BH). The amount incurred was $0.1 million for the three months ended June 30, 2007 and $0.3 million for the six months ended June 30, 2007. The fee incurred is included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations. The Company also reimbursed BH approximately $0.08 million during the three months ended June 30, 2007 for fees BH paid for services provided by an interim managing director for the Company's U.K. subsidiary. The Company did not have any monies accrued and payable to BH as of June 28, 2008 and December 29, 2007, respectively.

(11) ENTERPRISE-WIDE DISCLOSURES

        The Company markets its products primarily to customers in the mass merchandise retail channel. Although the Company closely monitors the creditworthiness of its customers, a substantial portion of its customers' ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. At its discretion, the Company may sell product to customers in bankruptcy. The Company maintains a credit insurance policy on its primary domestic customers.

        The Company currently purchases substantially its entire inventory from certain suppliers in Asia. There are other suppliers of the inventory items purchased and management believes that these suppliers could provide similar inventory at fairly comparable terms. However, a change in suppliers could cause a delay in the Company's distribution process and a possible loss of sales, which would adversely affect operating results.

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

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(12) SEGMENTS (Continued)

        The Non-Prescription Reading Glasses, Sunglasses and Prescription Frames and Costume Jewelry segments represent sales of these product lines in the United States. The International segment sells similar product lines outside the United States. The Company measures profitability of its segments based on gross profit.

        Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, except for display fixtures. Depreciation expense on display fixtures is specific to each segment. Non-display fixture depreciation is not allocable to a specific segment and is included in corporate and unallocated. Amortization of intangible assets that relate to acquired businesses is included in the specific segment to which they relate. The identifiable assets of the international segment consist of assets of our international subsidiaries. For the other reportable segments the identifiable assets include inventories and intangible assets. The Company does not segregate other assets on a product line basis for internal management reporting and therefore, such information is not

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(12) SEGMENTS (Continued)

presented. Assets included in corporate and unallocated principally are cash, accounts receivable, prepaid expenses, deferred income taxes, other assets, and property, plant and equipment.

	Three Months Ended		Six Months Ended
Segment	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(unaudited)
Segment Net Sales
Non-prescription Reading Glasses	$31,266	$27,562	$58,553	$55,137
Sunglasses and Prescription Frames	25,675	19,670	43,794	36,510
Costume Jewelry	4,309	5,062	7,704	11,035
International	10,315	10,320	20,737	21,081

Total Net Sales	$71,565	$62,614	$130,788	$123,763
Gross Profit
Non-prescription Reading Glasses	$18,819	$16,265	$34,616	$31,262
Sunglasses and Prescription Frames	10,523	8,454	19,102	15,669
Costume Jewelry	1,758	2,473	2,550	5,003
International	6,447	6,609	13,157	13,704

Total Gross Profit	$37,547	$33,801	$69,425	$65,638
Segment Profits (Losses)
Non-prescription Reading Glasses	$12,980	$11,439	$23,730	$20,940
Sunglasses and Prescription Frames	7,648	5,598	12,924	10,009
Costume Jewelry	900	1,348	784	2,973
International	2,278	2,294	4,929	5,611
Corporate / Unallocated expenses	(15,702)	(14,735)	(28,695)	(25,546)

Income from Operations	$8,104	$5,945	$13,672	$13,987
Depreciation
Non-prescription Reading Glasses	$1,717	$1,320	$3,299	$2,575
Sunglasses and Prescription Frames	985	1,010	2,082	1,821
Costume Jewelry	48	25	74	49
International	759	649	1,649	1,364
Corporate / Unallocated	254	247	495	473

Total	$3,763	$3,251	$7,599	$6,282
Amortization of Intangibles
Non-prescription Reading Glasses	$1,296	$1,543	$2,591	$3,086

Total	$1,296	$1,543	$2,591	$3,086

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(12) SEGMENTS (Continued)

	As of June 28, 2008	As of December 29, 2007
	(unaudited)
Identifiable Assets
Non-prescription Reading Glasses	$74,556	$75,075
Sunglasses and Prescription Frames	18,969	16,909
Costume Jewelry	4,339	4,454
International	21,492	21,598
Corporate / Unallocated	96,146	93,819

Total	$215,502	$211,855

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

        We are a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with a portfolio of established, highly recognized eyewear brands including FosterGrant and Magnivision. We sell our FosterGrant brand in the U.S. popular priced sunglasses market and both our FosterGrant and Magnivision brands in the domestic non-prescription reading glasses market. Our products are sourced through low-cost Asian manufacturers and sold primarily through mass channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores. Some of our products are sold to ophthalmic retailers, mid-tier department stores and other specialty retailers. We also sell costume jewelry to mass merchandisers, chain drug stores and variety stores and have recently begun offering more replenishable jewelry items at mid-tier department stores.

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

        We believe that we have the capital structure in place that will enable us to enhance our market leadership positions through the continued investment in our core brands. We will seek to continue to add to our domestic and international customer base as well as consider selective acquisitions that fit strategically into our business model. Our future results may be negatively affected by risks and trends, including without limitation those set forth in Part II, Item 1A., "Risk Factors" and elsewhere in this report.

Summary of Results

        The following is a summary of the Company's operating results for the three and six months ended June 28, 2008:

  •
  Net sales increased 14.3% to $71.6 million in the current quarter from $62.6 million in the same period in 2007 and increased 5.7% to $130.8 million in the first six months of 2008 from $123.8 million in the first six months of 2007. These increases were a result of organic sales growth at existing customers within both the non-prescription reading glasses and sunglasses segments. The year-over-year improvement was negatively impacted by a non-anniversaried rollout at a major customer during the first quarter of 2007.

  •
  Net income increased 172.8% to $4.1 million in the current quarter from $1.5 million in the second quarter of 2007 and increased 83.7% to $6.3 million in the first six months of 2008 from $3.4 million in the first six months of 2007. The increase was primarily driven by higher sales and lower interest expense, which was partially offset by higher operating expenses during the first six months of 2008.

  •
  Earnings per diluted share increased 90.5% to $0.19 in the current quarter from $0.10 in the second quarter of 2007 and increased 28.1% to $0.29 in the first six months of 2008 from $0.23 in the first six months of 2007.

  •
  Interest expense decreased $4.4 million, or 75.2%, from $5.8 million in the second quarter of 2007 to $1.5 million in the current quarter and decreased $8.1 million, or 71.6%, from $11.3 million in the first six months of 2007 to $3.2 million in the first six months of 2008. The decreases were the result of reductions in debt and lower interest rates.

  •
  Cash flow provided by operating activities was $18.3 million in the first six months of 2008 compared to a use of $9.5 million in prior year period.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.5	46.0	46.9	47.0

Gross profit	52.5	54.0	53.1	53.0
Operating expenses:
Selling expenses	30.3	31.2	30.8	29.6
General and administrative expenses	9.0	7.8	9.9	8.1
Amortization of acquired intangibles	1.8	2.5	2.0	2.5
Abandoned lease charge	—	3.0	—	1.5

Operating income	11.4	9.5	10.4	11.3
Other income (expense):
Interest expense	(2.0)	(9.3)	(2.5)	(9.2)
Other income, net	—	0.1	—	0.1

Income before income taxes and minority interest	9.4	0.3	7.9	2.2
Income tax expense (benefit)	3.5	(2.2)	3.0	(0.7)

Income before minority interest	5.9	2.5	4.9	2.9
Minority interest expense	0.1	0.2	0.2	0.2

Net income	5.8%	2.3%	4.7%	2.7%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales.

	Three Months Ended				Six Months Ended
Segment	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
	(Unaudited, dollars in thousands)
Non-prescription reading glasses	$31,266	43.7%	$27,562	44.0%	$58,553	44.8%	$55,137	44.6%
Sunglasses and prescription frames	25,675	35.9	19,670	31.4	43,794	33.4	36,510	29.5
Costume jewelry	4,309	6.0	5,062	8.1	7,704	5.9	11,035	8.9
International	10,315	14.4	10,320	16.5	20,737	15.9	21,081	17.0

Net sales	$71,565	100.0%	$62,614	100.0%	$130,788	100.0%	$123,763	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment.

	Three Months Ended				Six Months Ended
Segment	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
	(Unaudited, dollars in thousands)
Non-prescription reading glasses
Net sales	$31,266	100.0%	$27,562	100.0%	$58,553	100.0%	$55,137	100.0%
Cost of goods sold	12,447	39.8	11,297	41.0	23,937	40.9	23,875	43.3

Gross profit	$18,819	60.2%	$16,265	59.0%	$34,616	59.1%	$31,262	56.7%

Sunglasses and prescription frames
Net sales	$25,675	100.0%	$19,670	100.0%	$43,794	100.0%	$36,510	100.0%
Cost of goods sold	15,152	59.0	11,216	57.0	24,692	56.4	20,841	57.1

Gross profit	$10,523	41.0%	$8,454	43.0%	$19,102	43.6%	$15,669	42.9%

Costume jewelry
Net sales	$4,309	100.0%	$5,062	100.0%	$7,704	100.0%	$11,035	100.0%
Cost of goods sold	2,551	59.2	2,589	51.2	5,154	66.9	6,032	54.7

Gross profit	$1,758	40.8%	$2,473	48.8%	$2,550	33.1%	$5,003	45.3%

International
Net sales	$10,315	100.0%	$10,320	100.0%	$20,737	100.0%	$21,081	100.0%
Cost of goods sold	3,868	37.5	3,711	36.0	7,579	36.6	7,377	35.0

Gross profit	$6,447	62.5%	$6,609	64.0%	$13,157	63.4%	$13,704	65.0%

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

         Net Sales.    Net sales increased by $9.0 million, or 14.3%, from $62.6 million in the three months ended June 30, 2007 to $71.6 million in the three months ended June 28, 2008.

        In the non-prescription reading glasses segment, net sales increased by $3.7 million, or 13.4%, from $27.6 million in the three months ended June 30, 2007 to $31.3 million in the three months ended June 28, 2008. This increase in net sales was primarily due to organic growth at existing customers and the rollout of new reader programs at two national retailers.

        In the sunglasses and prescription frames segment, net sales increased by $6.0 million, or 30.5%, from $19.7 million in the three months ended June 30, 2007 to $25.7 million in the three months ended June 28, 2008. This increase was due to organic growth at existing customers and higher sales related to the continued expansion of a promotional pallet program at a major customer.

        In the costume jewelry segment, net sales decreased by $0.8 million, or 14.9%, from $5.1 million in the three months ended June 30, 2007 to $4.3 million in the three months ended June 28, 2008. This decrease was primarily the result of lower sales at a major customer and lower demand for basic replenishable offerings at mid-tier retailers, which were partially offset by the launch of a new jewelry program at an existing customer.

        In the international segment, net sales were $10.3 million in the three month periods ended both June 30, 2007 and June 28, 2008. The lack of quarter over quarter growth in sales was attributed to lower sunglasses sales in the United Kingdom, offset by higher sales across all product lines in Canada.

         Gross Profit.    Gross profit increased $3.7 million, or 11.1%, from $33.8 million in the three months ended June 30, 2007 to $37.5 million in the three months ended June 28, 2008. As a percentage of net sales, gross profit decreased from 54.0% to 52.5% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $2.6 million, or 15.7%, from $16.3 million in the three months ended June 30, 2007 to $18.8 million in the three months ended

June 28, 2008. As a percentage of net sales, gross profit increased from 59.0% in the second quarter of 2007 to 60.2% during the current quarter. The dollar increase in gross profit and the increase in gross profit as a percentage of net sales were primarily due to increased sales and a greater proportion of higher margin styles sold to several of our customers during the current quarter.

        In the sunglasses and prescription frames segment, gross profit increased by $2.1 million, or 24.5%, from $8.5 million in the three months ended June 30, 2007 to $10.5 million in the three months ended June 28, 2008. As a percentage of net sales, gross profit decreased from 43.0% to 41.0% during the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The decrease in gross profit as a percentage of net sales was primarily due to the expansion of a lower margin pallet program at a major customer.

        In the costume jewelry segment, gross profit decreased by $0.7 million, or 28.9%, from $2.5 million in the three months ended June 30, 2007 to $1.8 million in the three months ended June 28, 2008. As a percentage of net sales, gross profit decreased from 48.8% to 40.8% during the corresponding periods. The dollar decrease in gross profit was primarily due to the decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily due to a lower margin jewelry program at an existing customer.

        In the international segment, gross profit decreased by $0.2 million, or 2.5%, from $6.6 million in the three months ended June 30, 2007 to $6.4 million in the three months ended June 28, 2008. As a percentage of net sales, gross profit decreased from 64.0% to 62.5% in the corresponding periods. The dollar decrease in gross profit and the decrease in gross profit as a percentage of net sales were primarily due to our unfavorable mix of sales in the United Kingdom partially offset by favorable sales mix in Canada.

         Selling Expenses.    Selling expenses increased by $2.2 million, or 11.0%, from $19.6 million in the three months ended June 30, 2007 to $21.7 million in the three months ended June 28, 2008. As a percentage of net sales, selling expenses decreased from 31.2% to 30.3% in the corresponding periods. The dollar increase in variable selling expenses was primarily due to higher freight costs of $0.6 million; increased field service costs of $0.5 million due to the increased number of customer store locations; incremental personnel costs of $0.5 million to support the growth of the business; and higher depreciation expenses of $0.4 million related to the increased number of display fixtures placed in service.

         General and Administrative Expenses.    General and administrative expenses increased by $1.5 million, or 31.5%, from $4.9 million in the three months ended June 30, 2007 to $6.4 million in the three months ended June 28, 2008. As a percentage of net sales, general and administrative expenses increased from 7.8% to 9.0% in the corresponding periods. This increase was primarily the result of costs associated with being a public company, which included Sarbanes-Oxley implementation costs and other consulting costs incurred in the current quarter.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.2 million, or 16.0%, from $1.5 million in the three months ended June 30, 2007 to $1.3 million in the three months ended June 28, 2008. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives in the prior year quarter.

         Interest Expense.    Interest expense decreased $4.4 million, or 75.2%, from $5.8 million in the three months ended June 30, 2007 to $1.5 million in the three months ended June 28, 2008. The decreases were primarily the result of reductions in debt and lower interest rates.

         Abandoned Lease Charge.    During the three months ended June 30, 2007, the Company recorded a $1.9 million abandoned lease charge as a result of the continued vacancy of our Miramar, Florida facility. This charge assumes that the remaining space of this facility will remain vacant through the end of the lease term in April 2011.

         Income Taxes.    Provision for income taxes was $2.5 million, or 37.8% of income before income taxes and minority interest in the three months ended June 28, 2008, compared to a benefit of $1.4 million in the three months ended June 30, 2007. The tax benefit in the prior year quarter was the result of the release of a portion of the valuation allowance we had previously recorded against U.S. deferred tax assets. The benefit for income taxes was partially offset by an income tax charge resulting from the amalgamation of our Canadian operations.

         Net Income.    For the reasons described above, our net income increased by $2.6 million, or 172.8%, from $1.5 million during the three months ended June 30, 2007 to $4.1 million for the three months ended June 28, 2008.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

         Net Sales.    Net sales increased by $7.0 million, or 5.7%, from $123.8 million in the six months ended June 30, 2007 to $130.8 million in the six months ended June 28, 2008.

        In the non-prescription reading glasses segment, net sales increased by $3.4 million, or 6.2%, from $55.1 million in the six months ended June 30, 2007 to $58.6 million in the six months ended June 28, 2008. This increase was due to organic growth at existing customers and the rollout of new reader programs at two national retailers. The year-over-year improvement was negatively impacted by a non-anniversaried rollout at a major customer during the first quarter of 2007.

        In the sunglasses and prescription frames segment, net sales increased by $7.3 million, or 20.0%, from $36.5 million in the six months ended June 30, 2007 to $43.8 million in the six months ended June 28, 2008. This increase was due to organic growth at existing customers and higher sales related to the continued expansion of a promotional pallet program at a major customer.

        In the costume jewelry segment, net sales decreased by $3.3 million, or 30.2%, from $11.0 million in the six months ended June 30, 2007 to $7.7 million in the six months ended June 28, 2008. This decrease was primarily the result of lower sales at a major customer and lower demand of basic replenishable offerings at mid-tier retailers, which were partially offset by the launch of a new jewelry program at an existing customer.

        In the international segment, net sales decreased by $0.3 million, or 1.6%, from $21.1 million in the six months ended June 30, 2007 to $20.7 million in the six months ended June 28, 2008. This decrease the result of a non-prescription reading glasses roll-out in the United Kingdom that was launched during the first quarter of 2007 that was not repeated in 2008 as well as lower sunglasses sales in the United Kingdom, which were offset by higher sales across all product lines in Canada.

         Gross Profit.    Gross profit increased $3.8 million, or 5.8%, from $65.6 million in the six months ended June 30, 2007 to $69.4 million in the six months ended June 28, 2008. As a percentage of net sales, gross profit increased from 53.0% to 53.1% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $3.4 million, or 10.7%, from $31.3 million in the six months ended June 30, 2007 to $34.6 million in the six months ended June 28, 2008. As a percentage of net sales, gross profit increased from 56.7% to 59.1% during the corresponding periods. The dollar increase in gross profit and the increase in gross profit as a percentage of net sales were primarily due to increased sales and a greater proportion of higher margin styles sold to several of our customers during the first six months of 2008 as well as favorable cost reductions negotiated with our suppliers.

        In the sunglasses and prescription frames segment, gross profit increased by $3.4 million, or 21.9%, from $15.7 million in the six months ended June 30, 2007 to $19.1 million in the six months ended

June 28, 2008. As a percentage of net sales, gross profit increased from 42.9% to 43.6% during the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix of higher margin styles sold to a new customer during the first six months of 2008. This was partially offset by the expansion of a lower margin pallet program at a major customer.

        In the costume jewelry segment, gross profit decreased by $2.5 million, or 49.0%, from $5.0 million in the six months ended June 30, 2007 to $2.6 million in the six months ended June 28, 2008. As a percentage of net sales, gross profit decreased from 45.3% to 33.1% during the corresponding periods. The dollar decrease in gross profit was primarily due to the decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily due to a lower margin jewelry program at an existing customer.

        In the international segment, gross profit decreased by $0.5 million, or 4.0%, from $13.7 million in the six months ended June 30, 2007 to $13.2 million in the six months ended June 28, 2008. As a percentage of net sales, gross profit decreased from 65.0% to 63.4% in the corresponding periods. The dollar decrease in gross profit and the decrease in gross profit as a percentage of net sales were primarily due to our unfavorable mix of sales in the United Kingdom offset by favorable sales mix in Canada.

         Selling Expenses.    Selling expenses increased by $3.6 million, or 9.8%, from $36.7 million in the six months ended June 30, 2007 to $40.2 million in the six months ended June 28, 2008. As a percentage of net sales, selling expenses increased from 29.6% to 30.8% in the corresponding periods. The dollar increase in variable selling expenses was primarily due to higher depreciation expenses of $1.0 million related to the increased number of display fixtures placed in service; higher freight costs of $0.9 million; increased field service costs of $0.6 million due to the increased number of customer store locations; and incremental personnel costs of $0.8 million to support the growth of the business.

         General and Administrative Expenses.    General and administrative expenses increased by $2.9 million, or 28.7%, from $10.0 million in the six months ended June 30, 2007 to $12.9 million in the six months ended June 28, 2008. As a percentage of net sales, general and administrative expenses increased from 8.1% to 9.9% in the corresponding periods. This increase was primarily the result of costs associated with being a public company, which included Sarbanes-Oxley implementation costs and other consulting costs incurred in the first six months of 2008.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.5 million, or 16.0%, from $3.1 million in the six months ended June 30, 2007 to $2.6 million in the six months ended June 28, 2008. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives in the prior year period.

         Abandoned Lease Charge.    During the six months ended June 30, 2007, the Company recorded a $1.9 million abandoned lease charge as a result of the continued vacancy of our Miramar, Florida facility. This charge assumes that the remaining space of this facility will remain vacant through the end of the lease term in April 2011.

         Interest Expense.    Interest expense decreased $8.1 million, or 71.6%, from $11.3 million in the six months ended June 30, 2007 to $3.2 million in the six months ended June 28, 2008. The decreases were primarily the result of reductions in debt and lower interest rates.

         Income Taxes.    Provision for income taxes was $3.9 million, or 37.7% of income before income taxes and minority interest in the six months ended June 28, 2008, compared to a benefit of $0.9 million in the six months ended June 30, 2007. The tax benefit in the prior year period was the result of the release of a portion of the valuation allowance we had previously recorded against U.S. deferred tax assets. The benefit for income taxes in the prior period was partially offset by an income tax charge resulting from the amalgamation of our Canadian operations.

         Net Income.    For the reasons described above, our net income increased by $2.9 million, or 83.7%, from $3.4 million during the six months ended June 30, 2007 to $6.3 million for the six months ended June 28, 2008.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations, proceeds from our initial public offering and borrowings under our credit facility. As of June 28, 2008, we had $4.0 million of cash and $65.2 million available under our revolving credit facility.

        We believe that our cash flow from operations, available cash and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least fiscal 2009. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

        Our strategy involves making strategic business acquisitions if and when we believe that they will help grow or otherwise improve our business. To the extent we decide to pursue one or more acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended
	June 28, 2008	June 30, 2007
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$18,310	$(9,486)
Investing activities	(6,902)	(7,938)
Financing activities	(11,910)	12,929
Effect of exchange rates on cash balances	(73)	(9)

Decrease in cash	$(575)	$(4,504)

        We purchase finished goods from our contract manufacturers in Asia and typically take title upon delivery to the freight consolidator. Transit times range from 10 to 30 days. Our payment terms with our eyewear suppliers range from 30 to 120 days, while payment terms with our costume jewelry suppliers range from 30 to 60 days. As a result of increases in our operating cash flow, we have used cash to fund inventories, which have been offset by higher payments on our revolving credit facility and repurchases of our outstanding ordinary shares under our stock repurchase program.

         Operating Activities.    Net cash provided by operating activities increased by $27.8 million from a use of $9.5 million of cash in the six months ended June 30, 2007 to $18.3 million of cash provided in the six months ended June 28, 2008. The increase in operating cash flow was primarily due to changes in the activities related to accounts payable, accounts receivable and prepaid expenses and other current assets. The change in accounts payable was primarily the result of timing of payments to suppliers and the Company's focus on paying down a portion of the outstanding indebtedness under its revolving credit facility. The change in accounts receivable was the result of timing of cash collections in the six months ended June 28, 2008 as compared to the six months ended June 30, 2007. The change in prepaid expenses and other current assets was primarily the result of contractual provisions of a new program with a major customer during the six months ended June 30, 2007.

         Investing Activities.    Net cash used in investing activities decreased from $7.9 million in the six months ended June 30, 2007 to $6.9 million in the six months ended June 28, 2008. In 2007, the higher expenditures for display fixtures was associated with supporting new business at a major customer.

         Financing Activities.    Net cash used in financing activities increased by $24.8 million from $12.9 million of cash provided in the six months ended June 30, 2007 to a use of $11.9 million of cash used in the six months ended June 28, 2008. The increase in net cash used in financing activities was primarily due to $20.0 million of proceeds received in the prior year period as a result of the issuance of long-term debt which did not reoccur in 2008; $8.5 million of payments on our revolving line of credit in 2008 compared to $3.5 million of payments in 2007; and $1.5 million for stock repurchases in 2008 compared to $0.1 million in 2007. This increase was offset by a $3.5 million principal payment on our long-term debt during the first six months of 2007 compared to a $1.9 million principal payment made during the first six months of 2008.

Capital Expenditures

        Our capital expenditures were $6.9 million and $7.9 million for the first six months ended June 28, 2008 and June 30, 2007, respectively. In 2007, the higher capital expenditures were for display fixtures associated with supporting new business at a major customer. The majority of our capital expenditures in both periods related to permanent display fixtures, which we provide in our customers' retail locations. We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At June 28, 2008, we had outstanding commitments for capital expenditures of $4.0 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Facility

        On December 19, 2007, we refinanced our then-existing credit facility. The new facility is comprised of (a) a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility ("Term Loan Facility"). Interest rates for borrowings under the new facility are determined based upon our leverage ratio. Interest rates were initially priced at 1.75% above LIBOR and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million which commenced on March 31, 2008. The Term Loan Facility and the Revolving Credit Facility will mature on December 19, 2012. Amounts due under both facilities are collateralized by a pledge of 100% of our tangible and intangible assets. We will also pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon our leverage ratio.

        As of June 28, 2008, we had outstanding indebtedness of $98.3 million under our Term Loan Facility and $11.5 million outstanding under the Revolving Credit Facility. Our borrowing availability thereunder was $65.2 million. The interest rate on the Term Loan Facility and the Revolving Credit Facility are at LIBOR plus 1.75% (4.35% as of June 28, 2008).

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

Interest Rate Swap Agreement

        On March 10, 2008, we entered into an interest rate swap agreement (the "Swap") to manage our exposure to floating interest rate risk on our Term Loan Facility. The Swap has an initial notional amount of $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the Term Loan Facility. Currently, we are borrowing under the Term Loan Facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our Term Loan Facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our Term Loan Facility) through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133 and we will record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

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

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about the Company's derivative and hedging activities. SFAS 161 will be effective as of the beginning of the Company's 2009 fiscal year. The Company is currently evaluating the impact of the adoption of the enhanced disclosures required by SFAS 161.

Off-Balance Sheet Arrangements

        As of June 28, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of June 28, 2008, we had $98.3 million outstanding under the Term Loan Facility and $11.5 million outstanding under the Revolving Credit Facility. Both facilities bore interest of 1.75% above LIBOR, or 4.35% at June 28, 2008. A hypothetical change in the interest rate of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $1.0 million.

        On March 10, 2008, we entered into an interest rate swap agreement (the "Swap") to manage our exposure to floating interest rate risk on our credit facility. The Swap has an initial notional amount of $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the Term Loan Facility. Currently, we are borrowing under the Term Loan Facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our Term Loan Facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our Term Loan Facility) through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133 and we will record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

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

(b)   Changes in Internal Control over Financial Reporting

        As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended June 28, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        In February 2005, the Company reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which retained the rights to the litigation and any litigation proceeds) against an entity which is now a subsidiary of the Company relating to the use of certain display devices for eyeglasses. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of the terms thereof. Pursuant to the agreed settlement, the Company is obligated to pay the plaintiff $11.0 million. However, there is a cost sharing agreement in place which provides that an unrelated third party is paying approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party has guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million, which the court allowed for a prejudgment payment the Company had previously made to the plaintiff, the total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by the Company as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May 2005 and thus far all payments have been timely made. However, the Company remained legally liable for the outstanding balance on the agreed upon settlement even though it was being paid by the third party. This agreed upon settlement has since been paid in full and there is no outstanding balance related to this agreed upon settlement as of June 28, 2008.

        In February 2007, Sun Optics, Inc. ("Sun Optics") filed a lawsuit against the Company in the United States District Court, Central District of Utah alleging infringement by the Company of two of their design patents for eyeglass cases and seeking an injunction, damages, attorneys' fees and a jury trial. On March 8, 2007, the plaintiff voluntarily dismissed that lawsuit and then re-filed it in the United States District Court, District of Delaware on March 8, 2007. Plaintiff promptly sought a preliminary injunction concerning the design patents. On April 5, 2007, plaintiff moved to amend its pleadings to include a count of infringement of a utility patent for an eyeglass display and sought a preliminary injunction concerning the utility patent. On August 2, 2007, the plaintiff's motion to amend was granted, but both motions for a preliminary injunction were denied. On October 26, 2007, plaintiff brought a third motion for preliminary injunction directed to additional products. On April 4, 2008, the Company settled the dispute by obtaining a non-exclusive license to the three Sun Optics patents at issue in the lawsuit and to all other patents owned or licensed by Sun Optics relating to partially or completely transparent tube cases for eyewear and/or corresponding displays. The Company did not admit any liability and entered into the settlement to avoid the uncertainty and expense of the lawsuit. The Company paid Sun Optics an initial license fee of $0.054 million and agreed to pay royalties of 5% of net sales of licensed products sold on or after January 1, 2008 in exchange for mutual releases of all claims and a dismissal of the lawsuit with prejudice. The Company had previously accrued for the settlement costs in the consolidated financial statements for the fiscal year ended December 29, 2007.

ITEM 1A.    Risk Factors.

        There have been no material changes in our Risk Factors from those disclosed in our 2007 Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company's Board of Directors. During the three months ended June 28, 2008, the Company repurchased 91,788 ordinary shares for an aggregate purchase price of approximately $1.0 million as illustrated in the table below. All of the purchases during the quarter were made in the open market and repurchased shares were returned to the status of authorized and unissued. At June 28, 2008, we had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program authorized by the Board of Directors of the Company.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2008 to April 26, 2008	—	—	—	—
April 27, 2008 to May 24, 2008	88,813	$10.66	88,813	$10,550,000
May 25, 2008 to June 28, 2008	2,975	$10.24	2,975	$10,519,000

Total	91,788	$10.64	91,788	$10,519,000

ITEM 3.    Defaults Upon Senior Securities.

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        (a)   The registrant held its Annual Meeting of Shareholders on May 29, 2008.

        (b)   Described below are the matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions.

        Five directors were elected to serve until the next annual meeting of shareholders as set forth below

Jared Bluestein	For	14,534,919
	Withheld	5,610,176
	Abstain	1,102
Zvi Eiref	For	19,809,106
	Withheld	335,991
	Abstain	1,100
Robert L. McDowell	For	19,808,481
	Withheld	337,616
	Abstain	100
Jennifer D. Stewart	For	14,534,294
	Withheld	5,610,801
	Abstain	1,102
Alec Taylor	For	15,609,932
	Withheld	4,535,163
	Abstain	1,102

        Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the 2008 fiscal year:

For	20,144,472
Withheld	625
Abstain	1,100

ITEM 5.    Other Information.

        On August 7, 2008, we executed Director and Officer Indemnification Agreements with each of Robert L. McDowell, Zvi Eiref and Richard W. Kornhauser. These Agreements are in the same form as previously executed by each of our other directors and executive officers. They provide for indemnification to the greatest extent permitted by applicable law against (a) all expenses and liabilities incurred by any such director and executive officer who was or is a party or is threatened to be made a party to, or otherwise becomes a participant (as a witness or otherwise) in, any proceeding (other than an action by or in the right of the registrant) by reason of the indemnitee's status with or service to the Company and (b) certain expenses if the indemnitee was or is a party or is threatened to be made a party to, or otherwise becomes a participant (as a witness or otherwise) in any proceeding by or in the right of the Company to procure a judgment in the indemnitee's favor by reason of the indemnitee's status with or service to the Company. Such agreements provide, among other things, that if a person to be indemnified has been successful on the merits of any Proceeding (as defined therein), the person is entitled to be indemnified against all expenses reasonably incurred by the person in connection therewith. Such agreements also set forth certain procedural requirements pertaining to entitlement to, and payment of, indemnification, including the right to advancement of expenses.

ITEM 6.    Exhibits.

        The exhibits listed in the Exhibit Index following the signature page are filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2008	FGX INTERNATIONAL HOLDINGS LIMITED
	By:	/s/ ANTHONY DI PAOLA Anthony Di Paola
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description
3.1	Amended and Restated Memorandum of Association(1)
3.2	Amended and Restated Articles of Association(2)
10.1	Form of Director and Officer Indemnification Agreement executed by Robert L. McDowell, Zvi Eiref and Richard W. Kornhauser(3)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)
Incorporated by reference to the filing of such exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2007 filed with the SEC on December 12, 2007.

(2)
Incorporated by reference to the filing of such exhibit with our Current Report on Form 8-K filed with the SEC on April 9, 2008.

(3)
Incorporated by reference to Exhibit 10.20 to Form S-1/A (Registration No. 333-139525) filed with the SEC on June 28, 2007.