Form 10-Q
period 2008-10-04
FGX International Holdings LTD
filed 2008-11-13
CIK 1357227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2008
or
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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of ordinary shares outstanding as of November 12, 2008 was 21,170,520.

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

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: the failure to execute, or the timing of execution of, anticipated customer contracts; deteriorating economic conditions and decreases in consumer spending; the Company or others may discover that the Company's products must be recalled because of defects; consumers, retailers, shareholders and/or others may bring litigation or other claims against the Company related to its products that may cause it to incur substantial costs to resolve; interruptions of supply from our Asian product manufacturers; lost production capacity, production errors and quality control errors at our product manufacturers; political instability or changing conditions in transportation services in foreign countries; other risks associated with our international operations, including foreign currency exchange rate fluctuations and the impact of quotas, tariffs, or other restrictions on the importation or exportation of our products; material changes in customers' inventory and working capital policies; a material reduction, cessation, or postponement of purchases by our customers; failure to comply with federal or state regulation of the distribution or sale of our products; the uncertainty of the litigation process including the risk of an unfavorable result in current or future litigation; depending upon market conditions, the Company may not complete the stock buyback program; interest rate fluctuations; the Company's credit insurance may not cover all of our outstanding accounts receivable; and disruption due to weather, fire or other unforeseen circumstances in our principal distribution center, as well as, those factors described or referred to under the heading "Risk Factors" below. We undertake no obligation or update or revise except as may be required under applicable law.

FGX International Holdings Limited
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

October 4, 2008 (unaudited) and December 29, 2007

(in thousands)

	October 4, 2008	December 29, 2007
ASSETS
Current assets:
Cash	$1,969	$4,567
Accounts receivable, less allowances of $26,629 and $15,839 at October 4, 2008 and December 29, 2007, respectively	37,789	53,001
Inventories	34,486	33,226
Prepaid expenses and other current assets	13,745	11,001
Deferred tax assets	11,026	10,841

Total current assets	99,015	112,636

Property, plant and equipment, net	19,991	21,349
Other assets:
Goodwill	25,357	25,357
Intangible assets, net of accumulated amortization of $28,217 and $24,330 at October 4, 2008 and December 29, 2007, respectively	40,981	44,868
Other assets	7,433	7,645

Total assets	$192,777	$211,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$10,000	$20,000
Current maturities of long-term obligations	13,305	7,661
Accounts payable	21,583	27,364
Accrued expenses	20,212	26,167
Accrued income taxes	25	956

Total current liabilities	65,125	82,148

Long-term obligations, less current maturities	81,666	92,778
Deferred tax liabilities	9,307	9,260
Other long term liabilities	8,034	9,174
Minority interest	1,533	1,162
Commitments and contingencies (note 9)
Shareholders' equity:
Common stock, no par value. Authorized 101,000 shares; issued 21,800 shares and outstanding 21,170 shares at October 4, 2008; issued 21,934 shares and outstanding 21,304 shares at December 29, 2007	—	—
Additional paid-in capital	96,406	96,180
Accumulated other comprehensive income	313	943
Accumulated deficit	(67,094)	(77,277)
Treasury stock, at cost, 630 shares at October 4, 2008 and December 29, 2007	(2,513)	(2,513)

Total shareholders' equity	27,112	17,333

Total liabilities and shareholders' equity	$192,777	$211,855

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended October 4, 2008 and September 29, 2007

(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
Net sales	$59,103	$53,919	$189,891	$177,682
Cost of goods sold	25,880	24,762	87,243	82,887

Gross profit	33,223	29,157	102,648	94,795
Operating expenses:
Selling expenses	18,406	16,134	58,652	52,797
General and administrative expenses	5,927	4,998	18,844	15,033
Amortization of acquired intangibles	1,295	1,543	3,886	4,629
Abandoned lease charge	—	—	—	1,865

Operating income	7,595	6,482	21,266	20,471
Other income (expense):
Interest expense	(1,478)	(6,037)	(4,700)	(17,373)
Other income (expense), net	(198)	56	(144)	180

Income before income taxes and minority interest	5,919	501	16,422	3,278
Income tax expense (benefit)	1,909	539	5,869	(327)

Income before minority interest	4,010	(38)	10,553	3,605
Minority interest income (expense)	(103)	20	(370)	(206)

Net income (loss)	$3,907	$(18)	$10,183	$3,399

Basic earnings per share	$0.18	$(0.00)	$0.48	$0.23

Basic weighted average shares outstanding	21,171	14,638	21,225	14,764

Diluted earnings per share	$0.18	$(0.00)	$0.48	$0.23

Diluted weighted average shares outstanding	21,316	14,638	21,361	14,826

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Statements of Cash Flows

Nine months ended October 4, 2008 and September 29, 2007

(unaudited, in thousands)

	Nine months ended
	October 4, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$10,183	$3,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,124	13,979
Noncash stock option compensation	1,709	514
Minority interest	370	206
Deferred income taxes	(286)	(1,354)
Loss on disposal of property, plant, and equipment	377	—
Changes in assets and liabilities:
Accounts receivable	14,989	15,866
Inventories	(1,911)	(1,112)
Prepaid expenses and other current assets	(2,897)	(10,024)
Other assets	1,919	(2,159)
Non-current assets	(1,547)	(1,293)
Accounts payable	(5,558)	(15,532)
Accrued expenses and other long-term liabilities	(6,608)	(2,441)
Accrued income taxes	(999)	(1,739)

Net cash provided by (used in) operating activities	24,865	(1,690)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,511)	(11,220)

Net cash used in investing activities	(10,511)	(11,220)

Cash flows from financing activities:
Net repayments under revolving line of credit	(10,000)	(8,000)
Proceeds from issuance of long-term obligations	—	20,000
Payments on long-term obligations	(5,468)	(5,526)
Redemption of common stock	—	(76)
Stock repurchase	(1,484)	—

Net cash (used in) provided by financing activities	(16,952)	6,398

Effect of exchange rate changes on cash	—	53

Net decrease in cash	(2,598)	(6,459)
Cash, beginning of period	4,567	9,663

Cash, end of period	$1,969	$3,204

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended October 4, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending January 3, 2009.

        The Company's accounting policies are the same as those described in Note 3 to the financial statements for the fiscal year ended December 29, 2007 included in the Company's Annual Report on Form 10-K.

        The Company's current fiscal year will end on January 3, 2009 and will include 53 weeks. The third quarter of 2008 included 14 weeks while the third quarter of 2007 included 13 weeks. Accordingly, the nine month period of 2008 included 40 weeks while the nine month period of 2007 included 39 weeks.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for acquisitions made after the January 1, 2009 effective date.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"), which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders' equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its condensed consolidated balance sheet or results of operations.

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

(3) OTHER COMPREHENSIVE INCOME

        Other comprehensive income for the three and nine months ended October 4, 2008 and September 29, 2007 consist of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
	(unaudited)
Net income (loss)	$3,907	$(18)	$10,183	$3,399

Foreign currency translation adjustments	(879)	159	(813)	352
Gain (loss) on cash flow hedging activities	(604)	—	183	—

Comprehensive income	$2,424	$141	$9,553	$3,751

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

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
	(unaudited)
Net income (loss)	$3,907	$(18)	$10,183	$3,399

Shares used in computing basic net income (loss) per share	21,171	14,638	21,225	14,764
Effect of dilutive securities	145	—	136	62

Shares used in computing diluted net income (loss) per share	21,316	14,638	21,361	14,826

Basic earnings per share	$0.18	$—	$0.48	$0.23

Diluted earnings per share	$0.18	$—	$0.48	$0.23

Antidilutive potential common shares excluded from the computation above	782	711	782	622

(5) SHARE REPURCHASE PROGRAM

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company's Board of Directors. During the three months ended October 4, 2008, the Company did not repurchase any shares. During the nine months ended October 4, 2008, the Company repurchased a total of 133,788 ordinary shares for an aggregate purchase price of approximately $1.5 million. All of these purchases were made in the open market and repurchased shares were returned to the status of authorized and unissued. At October 4, 2008, the Company had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program.

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

base rate for base rate borrowings, depending upon the Company's leverage ratio. Amounts due under both facilities are collateralized by a pledge of 100% of the Company's tangible and intangible assets. The Company will also pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon the Company's leverage ratio.

        As of October 4, 2008, the Term Loan Facility bears interest at LIBOR plus 1.75% (5.52% as of October 4, 2008). The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million which commenced on March 31, 2008. The Term Loan Facility and the Revolving Credit Facility will mature on December 19, 2012. As of October 4, 2008, the Company had outstanding indebtedness of $94.4 million under our Term Loan Facility and $10.0 million outstanding under the Revolving Credit Facility. Our borrowing availability under the Revolving Credit Facility was $64.7 million.

        The December 2007 Credit Agreement requires the Company to comply with a leverage ratio covenant and a fixed charge ratio covenant. This facility contains customary affirmative and negative covenants that, among other things, limit the ability of the Company, and their respective subsidiaries to pay certain dividends; incur additional indebtedness or liens; make certain investments, restricted payments, or acquisitions and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of October 4, 2008, the Company was in compliance with the required covenants.

(7) SWAP AGREEMENT

        On March 10, 2008, the Company entered into an interest rate swap agreement (the "Swap") to manage our exposure to floating interest rate risk on our Term Loan Facility. The Swap has an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the Term Loan Facility. Currently, the Company is borrowing under the Term Loan Facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our Term Loan Facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our Term Loan Facility) through December 19, 2012. The Swap has been designated as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and the Company will record the effective portion of any change in the fair value as other comprehensive income (loss), and reclassify the gains and losses to interest expense during the hedged interest payment period.

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

than fifty percent likelihood of being realized upon ultimate settlement. As of October 4, 2008, the Company has a gross tax liability for uncertain tax benefits of $4.4 million, of which approximately $1.5 million would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by the reversal of related deferred tax assets. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of October 4, 2008, the Company had accrued approximately $0.8 million of interest and penalties related to our uncertain tax positions. The Company does not anticipate significant changes to the total amount of unrecognized tax benefits within the next 12 months.

        The Company's major tax jurisdiction is the United States. As of October 4, 2008, the federal tax years that remain subject to examination in the United States are 2005 through 2007.

(9) COMMITMENTS AND CONTINGENCIES

Litigation

        In February 2005, the Company reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which retained the rights to the litigation and any litigation proceeds) against an entity which is now a subsidiary of the Company relating to the use of certain display devices for eyeglasses. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of the terms thereof. Pursuant to the agreed settlement, the Company was obligated to pay the plaintiff $11.0 million. However, there was a cost sharing agreement in place which provided that an unrelated third party was to pay approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million, which the court allowed for a prejudgment payment the Company had previously made to the plaintiff, the total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by the Company as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May 2005 and all payments were timely made. However, the Company remained legally liable for the outstanding balance on the agreed upon settlement even though it was being paid by the third party. This third party was paid in full in May 2008, and the Company has no remaining liability related to this agreed upon settlement.

        In the ordinary course of business, the Company is party to various types of litigation. The Company maintains insurance to mitigate certain of these risks. The Company believes it has meritorious defenses to all litigation currently pending or threatened, and, in its opinion, none will have a material effect on the Company's financial position or results of operations.

(10) RELATED PARTY TRANSACTIONS

        Prior to our initial public offering on October 24, 2007, the Company paid a quarterly fixed management fee (management fees) to our principal shareholder, Berggruen Holdings North

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(10) RELATED PARTY TRANSACTIONS (Continued)

America Ltd. (BH). The amount incurred was $0.1 million for the three months ended September 29, 2007 and $0.3 million for the nine months ended September 29, 2007. The fee incurred is included in "General and administrative expenses" in the accompanying condensed consolidated statements of operations. The Company also reimbursed BH approximately $0.08 million during the three months ended September 29, 2007 for fees BH paid for services provided by an interim managing director for the Company's U.K. subsidiary. The Company did not have any monies accrued and payable to BH as of October 4, 2008 and December 29, 2007.

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

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(in thousands, except per share amounts)

(12) SEGMENTS (Continued)

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
	(unaudited)
Segment Net Sales
Non-prescription Reading Glasses	$36,501	$30,935	$95,054	$86,073
Sunglasses and Prescription Frames	10,425	8,698	54,219	45,208
Costume Jewelry	5,151	6,770	12,855	17,804
International	7,026	7,516	27,763	28,597

Total Net Sales	$59,103	$53,919	$189,891	$177,682
Gross Profit
Non-prescription Reading Glasses	$23,089	$19,098	$57,705	$50,358
Sunglasses and Prescription Frames	3,526	2,836	22,628	18,506
Costume Jewelry	1,973	2,915	4,523	7,918
International	4,635	4,308	17,792	18,013

Total Gross Profit	$33,223	$29,157	$102,648	$94,795
Segment Profits (Losses)
Non-prescription Reading Glasses	$16,474	$13,606	$40,204	$34,545
Sunglasses and Prescription Frames	107	402	13,031	10,412
Costume Jewelry	1,608	1,951	2,392	4,924
International	1,060	703	5,989	6,314
Corporate / Unallocated expenses	(11,653)	(10,180)	(40,350)	(35,724)

Income from Operations	$7,596	$6,482	$21,266	$20,471
Depreciation
Non-prescription Reading Glasses	$1,794	$1,413	$5,093	$3,988
Sunglasses and Prescription Frames	1,142	996	3,223	2,817
Costume Jewelry	68	28	143	77
International	384	393	2,033	1,757
Corporate / Unallocated	251	238	745	711

Total	$3,639	$3,068	$11,237	$9,350
Amortization of Intangibles
Non-prescription Reading Glasses	$1,295	$1,543	$3,886	$4,629
	—	—	—	—

Total	$1,295	$1,543	$3,886	$4,629

	As of October 4, 2008	As of December 29, 2007
	(unaudited)
Identifiable Assets
Non-prescription Reading Glasses	$72,815	$75,075
Sunglasses and Prescription Frames	16,600	16,909
Costume Jewelry	4,577	4,454
International	16,514	21,598
Corporate / Unallocated	82,271	93,819

Total	$192,777	$211,855

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

        We believe that we have the capital structure in place that will enable us to enhance our market leadership positions through the continued investment in our core brands. We will seek to continue to add to our domestic and international customer base as well as consider selective acquisitions that fit strategically into our business model. Our future results may be negatively affected by risks and trends, including without limitation those set forth in Part II, Item 1A., "Risk Factors", and elsewhere in this report.

Summary of Results

        The following is a summary of the Company's operating results for the three and nine months ended October 4, 2008:

  •
  Net sales increased 9.6% to $59.1 million in the current quarter from $53.9 million in the same period in 2007 and increased 6.9% to $189.9 million in the first nine months of 2008 from $177.7 million in the first nine months of 2007. These increases were a result of organic sales growth at new and existing customers within both the non-prescription reading glasses and sunglasses segments. The year-over-year improvement was negatively impacted by a non-anniversaried rollout at a major customer during the first quarter of 2007 and the discontinuation of the Company's opening price point program at a major customer during the third quarter of 2008.

  •
  Net income increased to $3.9 million in the current quarter from approximately break even in the third quarter of 2007 and increased 200% to $10.2 million in the first nine months of 2008 from $3.4 million in the first nine months of 2007. The increase was primarily driven by higher sales and lower interest expense, which was partially offset by higher operating expenses during the first nine months of 2008.

  •
  Earnings per diluted share increased to $0.18 in the current quarter from break even in the third quarter of 2007 and increased 108.7% to $0.48 in the first nine months of 2008 from $0.23 in the first nine months of 2007.

  •
  Interest expense decreased $4.5 million, or 75.0%, from $6.0 million in the third quarter of 2007 to $1.5 million in the current quarter and decreased $12.7 million, or 73.0%, from $17.4 million in the first nine months of 2007 to $4.7 million in the first nine months of 2008. These decreases were the result of reductions in debt and lower borrowing costs.

  •
  Cash flow provided by operating activities was $24.9 million in the first nine months of 2008 compared to a use of $1.7 million in the prior year period.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.8	45.9	45.9	46.6

Gross profit	56.2	54.1	54.1	53.4
Operating expenses:
Selling expenses	31.1	29.9	30.9	29.7
General and administrative expenses	10.0	9.3	9.9	8.5
Amortization of acquired intangibles	2.2	2.9	2.1	2.6
Abandoned lease charge	—	—	—	1.0

Operating income	12.9	12.0	11.2	11.6
Other income (expense):
Interest expense	(2.5)	(11.2)	(2.5)	(9.8)
Other income, net	(0.4)	0.1	(0.1)	0.1

Income before income taxes and minority interest	10.0	0.9	8.7	1.9
Income tax expense (benefit)	3.2	1.0	3.1	0.2

Income before minority interest	6.8	(0.1)	5.6	2.1
Minority interest expense	(0.2)	—	(0.2)	(0.1)

Net income	6.6%	—%	5.4%	2.0%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales.

	Three Months Ended				Nine Months Ended
Segment	October 4, 2008		September 29, 2007		October 4, 2008		September 29, 2007
Non-prescription reading glasses	$36,501	61.8%	$30,935	57.4%	$95,054	50.1%	$86,073	48.5%
Sunglasses and prescription frames	10,425	17.6	8,698	16.1	54,219	28.5	45,208	25.4
Costume jewelry	5,151	8.7	6,770	12.6	12,855	6.8	17,804	10.0
International	7,026	11.9	7,516	13.9	27,763	14.6	28,597	16.1

Net sales	$59,103	100.0%	$53,919	100.0%	$189,891	100.0%	$177,682	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment.

	Three Months Ended				Nine Months Ended
Segment	October 4, 2008		September 29, 2007		October 4, 2008		September 29, 2007
Non-prescription reading glasses
Net sales	$36,501	100.0%	$30,935	100.0%	$95,054	100.0%	$86,073	100.0%
Cost of goods sold	13,412	36.7	11,837	38.3	37,349	39.3	35,715	41.5

Gross profit	$23,089	63.3%	$19,098	61.7%	$57,705	60.7%	$50,358	58.5%

Sunglasses and prescription frames
Net sales	$10,425	100.0%	$8,698	100.0%	$54,219	100.0%	$45,208	100.0%
Cost of goods sold	6,899	66.2	5,862	67.4	31,591	58.3	26,702	59.1

Gross profit	$3,526	33.8%	$2,836	32.6%	$22,628	41.7%	$18,506	40.9%

Costume jewelry
Net sales	$5,151	100.0%	$6,770	100.0%	$12,855	100.0%	$17,804	100.0%
Cost of goods sold	3,178	61.7	3,855	56.9	8,332	64.8	9,886	55.5

Gross profit	$1,973	38.3%	$2,915	43.1%	$4,523	35.2%	$7,918	44.5%

International
Net sales	$7,026	100.0%	$7,516	100.0%	$27,763	100.0%	$28,597	100.0%
Cost of goods sold	2,391	34.0	3,208	42.7	9,971	35.9	10,584	37.0

Gross profit	$4,635	66.0%	$4,308	57.3%	$17,792	64.1%	$18,013	63.0%

Three Months Ended October 4, 2008 Compared to Three Months Ended September 29, 2007

         Net Sales.    Net sales increased by $5.2 million, or 9.6%, from $53.9 million in the three months ended September 29, 2007 to $59.1 million in the three months ended October 4, 2008.

        In the non-prescription reading glasses segment, net sales increased by $5.6 million, or 18.1%, from $30.9 million in the three months ended September 29, 2007 to $36.5 million in the three months ended October 4, 2008. This increase in net sales was primarily organic growth at new and existing customers.

        In the sunglasses and prescription frames segment, net sales increased by $1.7 million, or 19.5%, from $8.7 million in the three months ended September 29, 2007 to $10.4 million in the three months ended October 4, 2008. This increase was organic growth at existing customers and higher sales related to a promotional pallet program at a major customer.

        In the costume jewelry segment, net sales decreased by $1.6 million, or 23.5%, from $6.8 million in the three months ended September 29, 2007 to $5.2 million in the three months ended October 4, 2008. This decrease was primarily the result of a loss of sales at a major customer.

        In the international segment, net sales decreased by $0.5 million, or 6.5%, from $7.5 million in the three months ended September 29, 2007 to $7.0 million in the three months ended October 4, 2008. The decrease in net sales was attributed to lower sunglasses sales and higher product returns in the United Kingdom, partially offset by higher sales across all product categories in Canada.

         Gross Profit.    Gross profit increased $4.1 million, or 13.9%, from $29.2 million in the three months ended September 29, 2007 to $33.2 million in the three months ended October 4, 2008. As a percentage of net sales, gross profit increased from 54.1% to 56.2% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $4.0 million, or 20.9%, from $19.1 million in the three months ended September 29, 2007 to $23.1 million in the three months ended October 4, 2008. As a percentage of net sales, gross profit increased from 61.7% in the third quarter of 2007 to 63.3% during the current quarter. The dollar increase in gross profit and the increase in gross profit as a percentage of net sales were primarily due to increased sales and a shift in product mix to higher margin styles sold to several of our customers during the current quarter.

        In the sunglasses and prescription frames segment, gross profit increased by $0.7 million, or 24.4%, from $2.8 million in the three months ended September 29, 2007 to $3.5 million in the three months ended October 4, 2008. As a percentage of net sales, gross profit increased from 32.6% to 33.8% during the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to a mix of more profitable programs.

        In the costume jewelry segment, gross profit decreased by $0.9 million, or 32.3%, from $2.9 million in the three months ended September 29, 2007 to $2.0 million in the three months ended October 4, 2008. As a percentage of net sales, gross profit decreased from 43.1% to 38.3% during the corresponding periods. The dollar decrease in gross profit and the decrease in gross profit as a percentage of net sales were primarily due to the decrease in net sales coupled with lower margin jewelry programs representing a higher percentage of segment net sales.

        In the international segment, gross profit increased by $0.3 million, or 7.6%, from $4.3 million in the three months ended September 29, 2007 to $4.6 million in the three months ended October 4, 2008. As a percentage of net sales, gross profit increased from 57.3% to 66.0% in the corresponding periods. The dollar increase in gross profit and the increase in gross profit as a percentage of net sales were primarily due to a favorable sales mix in Canada partially offset by higher product returns in the United Kingdom.

         Selling Expenses.    Selling expenses increased by $2.3 million, or 14.1%, from $16.1 million in the three months ended September 29, 2007 to $18.4 million in the three months ended October 4, 2008. As a percentage of net sales, selling expenses increased from 29.9% to 31.1% in the corresponding periods. The dollar increase in variable selling expenses was primarily due to increased field service costs of $0.8 million due to a higher number of customer store locations, incremental personnel costs of $0.6 million to support the growth of the business, increased television and print advertising costs of $0.4 million, and higher freight costs of $0.3 million.

         General and Administrative Expenses.    General and administrative expenses increased by $0.9 million, or 18.6%, from $5.0 million in the three months ended September 29, 2007 to $5.9 million in the three months ended October 4, 2008. As a percentage of net sales, general and administrative expenses increased from 9.3% to 10.0% in the corresponding periods. This increase was primarily the result of costs associated with being a public company, which included Sarbanes-Oxley implementation costs and other consulting costs incurred in the current quarter.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.2 million, or 16.1%, from $1.5 million in the three months ended September 29, 2007 to $1.3 million in the three months ended October 4, 2008. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives.

         Interest Expense.    Interest expense decreased $4.6 million, or 75.5%, from $6.0 million in the three months ended September 29, 2007 to $1.5 million in the three months ended October 4, 2008. The decreases were primarily the result of reductions in debt and lower borrowing costs.

         Income Taxes.    Provision for income taxes was $1.9 million, or 32.3% of income before income taxes and minority interest in the three months ended October 4, 2008, compared to $0.5 million in the three months ended September 29, 2007. The income tax rate was benefited by a reduction of $0.2 million in tax liabilities related to uncertain tax positions, federal income return provision adjustments amounting to $0.2 million, and our current estimates of geographical mix of income before taxes and the related tax rates in those jurisdictions. The tax provision in the third quarter of 2007 was unfavorably affected by an adjustment to foreign tax credits which was triggered by revised expectations of taxable income in the U.S.

         Net Income.    For the reasons described above, our net income increased by $3.9 million, or 216.7%, from approximately break even during the three months ended September 29, 2007 to $3.9 million for the three months ended October 4, 2008.

Nine Months Ended October 4, 2008 Compared to Nine Months Ended September 29, 2007

         Net Sales.    Net sales increased by $12.2 million, or 6.9%, from $177.7 million in the nine months ended September 29, 2007 to $189.9 million in the nine months ended October 4, 2008.

        In the non-prescription reading glasses segment, net sales increased by $9.0 million, or 10.4%, from $86.1 million in the nine months ended September 29, 2007 to $95.1 million in the nine months ended October 4, 2008. This increase was due to a combination of organic growth at existing customers and the rollout of new reader programs to new customers. The year-over-year improvement was negatively impacted by a non-anniversaried rollout at a major customer during the first quarter of 2007 and the discontinuation of the Company's opening price point program at a major customer in third quarter of fiscal 2008.

        In the sunglasses and prescription frames segment, net sales increased by $9.0 million, or 19.9%, from $45.2 million in the nine months ended September 29, 2007 to $54.2 million in the nine months ended October 4, 2008. This increase was due to organic growth at existing customers and higher sales related to a promotional pallet program at a major customer.

        In the costume jewelry segment, net sales decreased by $4.9 million, or 27.8%, from $17.8 million in the nine months ended September 29, 2007 to $12.9 million in the nine months ended October 4, 2008. This decrease was primarily the result of lower sales at a major customer partially offset by increased distribution to mid-tier department stores and the launch of a new jewelry program at an existing customer.

        In the international segment, net sales decreased by $0.8 million, or 2.9%, from $28.6 million in the nine months ended September 29, 2007 to $27.8 million in the nine months ended October 4, 2008. This decrease was the result of lower sunglasses sales in the United Kingdom and the impact of the launch of non-prescription reading glasses roll-outs in the United Kingdom during the first quarter of 2007 that was not repeated in 2008. These decreases were partially offset by higher sales across all product lines in Canada.

         Gross Profit.    Gross profit increased $7.9 million, or 8.3%, from $94.8 million in the nine months ended September 29, 2007 to $102.6 million in the nine months ended October 4, 2008. As a percentage of net sales, gross profit increased from 53.4% to 54.1% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $7.3 million, or 14.6%, from $50.4 million in the nine months ended September 29, 2007 to $57.7 million in the nine months ended October 4, 2008. As a percentage of net sales, gross profit increased from 58.5% to 60.7% during the corresponding periods. The dollar increase in gross profit and the increase in gross profit as a percentage of net sales were primarily due to increased sales and a greater proportion of higher margin styles sold to several of our customers during the first nine months of 2008 as well as favorable cost reductions negotiated with our suppliers.

        In the sunglasses and prescription frames segment, gross profit increased by $4.1 million, or 22.3%, from $18.5 million in the nine months ended September 29, 2007 to $22.6 million in the nine months ended October 4, 2008. As a percentage of net sales, gross profit increased from 40.9% to 41.7% during the corresponding periods. The dollar increase in gross profit was primarily due to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily due to higher margin styles representing a greater percentage of our net sales in the first nine months of 2008. This was partially offset by the expansion of a lower margin pallet program at a major customer.

        In the costume jewelry segment, gross profit decreased by $3.4 million, or 42.9%, from $7.9 million in the nine months ended September 29, 2007 to $4.5 million in the nine months ended October 4, 2008. As a percentage of net sales, gross profit decreased from 44.5% to 35.2% during the corresponding periods. The dollar decrease in gross profit was primarily due to the decrease in net sales. The decrease in gross profit as a percentage of net sales was primarily due to a shift to lower margin jewelry programs at existing customers.

        In the international segment, gross profit decreased by $0.2 million, or 1.2%, from $18.0 million in the nine months ended September 29, 2007 to $17.8 million in the nine months ended October 4, 2008. As a percentage of net sales, gross profit increased from 63.0% to 64.1% in the corresponding periods. The dollar decrease in gross profit was due to the decrease in net sales. The increase in gross profit as a percentage of net sales was primarily due to favorable sales mix in Canada partially offset by higher product returns in the United Kingdom.

         Selling Expenses.    Selling expenses increased by $5.9 million, or 11.1%, from $52.8 million in the nine months ended September 29, 2007 to $58.7 million in the nine months ended October 4, 2008. As a percentage of net sales, selling expenses increased from 29.7% to 30.9% in the corresponding periods. The dollar increase in variable selling expenses was primarily due to higher depreciation expenses of $1.8 million related to the increased number of display fixtures placed in service, increased field service costs of $1.4 million due to the increased number of customer store locations, higher freight costs of $1.2 million, and incremental personnel costs of $1.0 million to support the growth of the business.

         General and Administrative Expenses.    General and administrative expenses increased by $3.8 million, or 25.4%, from $15.0 million in the nine months ended September 29, 2007 to $18.8 million in the nine months ended October 4, 2008. As a percentage of net sales, general and administrative expenses increased from 8.5% to 9.9% in the corresponding periods. This increase was primarily the result of costs associated with being a public company, which included Sarbanes-Oxley implementation and other related consulting costs incurred in the first nine months of 2008.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.7 million, or 16.1%, from $4.6 million in the nine months ended September 29, 2007 to $3.9 million in the nine months ended October 4, 2008. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives.

         Abandoned Lease Charge.    During the nine months ended September 29, 2007, the Company recorded a $1.9 million abandoned lease charge as a result of the continued vacancy of our Miramar, Florida facility. This charge assumes that the remaining space of this facility will remain vacant through the end of the lease term in April 2011.

         Interest Expense.    Interest expense decreased $12.7 million, or 72.9%, from $17.4 million in the nine months ended September 29, 2007 to $4.7 million in the nine months ended October 4, 2008. The decreases were primarily the result of reductions in debt and lower borrowing costs.

         Income Taxes.    Provision for income taxes was $5.9 million, or 35.7% of income before income taxes and minority interest in the nine months ended October 4, 2008, compared to a benefit of

$0.3 million in the nine months ended September 29, 2007. The income tax rate in the current nine month period was benefited by a reduction of $0.2 million in tax liabilities recorded in the third quarter of fiscal 2008 related to uncertain tax positions; federal and state return provision adjustments amounting to $0.2 million recorded in the third quarter of fiscal 2008; and our current estimates of geographical mix of income before taxes and the related tax rates in those jurisdictions. The tax benefit in the prior year period was the result of the release of a portion of the valuation allowance we had previously recorded against U.S. deferred tax assets. The benefit for income taxes in the prior period was partially offset by an income tax charge resulting from the amalgamation of our Canadian operations.

         Net Income.    For the reasons described above, our net income increased by $6.8 million, or 200%, from $3.4 million during the nine months ended September 29, 2007 to $10.2 million for the nine months ended October 4, 2008.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations, proceeds from our initial public offering and borrowings under our credit facility. As of October 4, 2008, we had $2.0 million of cash and $64.7 million available under our revolving credit facility.

        We believe that our cash flow from operations, available cash and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least fiscal 2009. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. These factors include the possible inability of our customers to finance purchases of our products and the possible inability or unwillingness of consumers to continue spending at their previous levels.

        Our strategy involves making strategic business acquisitions if and when we believe that they will help grow or otherwise improve our business. To the extent we decide to pursue one or more acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended
	October 4, 2008	September 29, 2007
Net cash provided by (used in):
Operating activities	$24,865	$(1,690)
Investing activities	(10,511)	(11,220)
Financing activities	(16,952)	6,398
Effect of exchange rates on cash balances	—	53

Decrease in cash	$(2,598)	$(6,459)

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

         Operating Activities.    Net cash provided by operating activities increased by $26.6 million from a use of $1.7 million of cash in the nine months ended September 29, 2007 to $24.9 million of cash provided in the nine months ended October 4, 2008. The increase in operating cash flow was primarily due to higher net income as well as changes in the activities related to accounts payable, prepaid expenses and other current assets. The change in accounts payable was primarily the result of timing of payments to suppliers and the Company's focus on paying down a portion of the outstanding indebtedness under its revolving credit facility. The change in prepaid expenses and other current assets was primarily the result of contractual provisions of a new program with a major customer that commenced during the nine months ended September 29, 2007.

         Investing Activities.    Net cash used in investing activities decreased from $11.2 million in the nine months ended September 29, 2007 to $10.5 million in the nine months ended October 4, 2008. In 2007, the higher expenditures for display fixtures was associated with supporting new business at a major customer.

         Financing Activities.    Net cash used in financing activities increased by $23.4 million from $6.4 million of cash provided in the nine months ended September 29, 2007 to a use of $17.0 million of cash used in the nine months ended October 4, 2008. The increase in net cash used in financing activities was primarily due to $20.0 million of proceeds received in the prior year period as a result of the issuance of long-term debt which did not reoccur in 2008, $1.5 million for stock repurchases in 2008 compared to $0.1 million in 2007, and $10.0 million of payments on our revolving line of credit in 2008 compared to $8.0 million of payments in 2007.

Capital Expenditures

        Our capital expenditures were $10.5 million and $11.2 million for the first nine months ended October 4, 2008 and September 29, 2007, respectively. In 2007, the higher capital expenditures were for display fixtures associated with supporting new business at a major customer. The majority of our capital expenditures in both periods related to permanent display fixtures, which we provide in our customers' retail locations. We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At October 4, 2008, we had outstanding commitments for capital expenditures of $2.4 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Facility

        On December 19, 2007, we refinanced our then-existing credit facility. The new facility is comprised of (a) a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility ("Term Loan Facility"). Interest rates for borrowings under the new facility are determined based upon our leverage ratio. Interest rates were initially priced at 1.75% above LIBOR and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings depending upon the Company's leverage ratio. The Term Loan Facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million which commenced on March 31, 2008. The Term Loan Facility and the Revolving Credit Facility will mature on December 19, 2012. Amounts due under both facilities are collateralized by a pledge of 100% of our tangible and intangible assets.

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

        As of October 4, 2008, we had outstanding indebtedness of $94.4 million under our Term Loan Facility and $10.0 million outstanding under the Revolving Credit Facility. Our borrowing availability thereunder was $64.7 million. The interest rate on the Term Loan Facility and the Revolving Credit Facility are at LIBOR plus 1.75% (5.52% as of October 4, 2008).

Interest Rate Swap Agreement

        On March 10, 2008, we entered into an interest rate swap as described in Item 3 below.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for acquisitions made after the January 1, 2009 effective date.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"), which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders' equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its condensed consolidated balance sheet or results of operations.

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

Off-Balance Sheet Arrangements

        As of October 4, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of October 4, 2008, we had $94.4 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Credit Facility. Both facilities bore interest of 1.75% above LIBOR, or 5.52% at October 4, 2008. A hypothetical change in the interest rate of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $1.0 million.

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

        We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries, and our joint venture in Mexico. Assets and liabilities of these entities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included as other income (expense) in the accompanying condensed consolidated statements of income. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts would not have a material impact on our annual results of operations and cash flows.

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

(b)   Changes in Internal Control over Financial Reporting

        As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended October 4, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        In February 2005, the Company reached an agreement to settle a patent infringement action commenced in 1992 by Magnivision (formerly known as Al-Site and then owned by its founding family, which retained the rights to the litigation and any litigation proceeds) against an entity which is now a subsidiary of the Company relating to the use of certain display devices for eyeglasses. The United States District Court for the Central District of California entered a final judgment on the agreed settlement and a series of subsequent orders clarifying certain of the terms thereof. Pursuant to the agreed settlement, the Company is obligated to pay the plaintiff $11.0 million. However, there is a cost sharing agreement in place which provides that an unrelated third party is paying approximately $7.9 million of the $11.0 million final judgment. The unrelated third party participated in the settlement proceedings with the court, and an affiliate of the third party has guaranteed payments on amounts due under the cost sharing agreement directly with the plaintiff. As a result of the cost sharing agreement, and a credit of $2.0 million, which the court allowed for a prejudgment payment the Company had previously made to the plaintiff, the total remaining obligation under the agreed settlement, as construed by the court, was approximately $1.1 million. This amount was paid by the Company as of the end of fiscal 2005. The court scheduled a three year monthly payment plan in May

2005 and all payments were timely made. However, the Company remained legally liable for the outstanding balance on the agreed upon settlement even though it was being paid by the third party. This third party obligation has since been paid in full and the company has no remaining liability related to this agreed upon settlement.

ITEM 1A.    Risk Factors.

        Our Annual Report on Form 10-K for the year ended December 29, 2007 includes "Risk Factors" under Item 1A of Part I. Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

The recent disruptions in the national economy and the financial markets may adversely impact our revenues, results of operations, business and financial condition.

        The recent disruptions in the national economy and financial markets, and the related reductions in the availability of credit, may result in a decline in consumer confidence and spending and may make it more difficult for businesses to obtain financing. If such conditions persist, then there could be a significant decline in consumer spending. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If our customers are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected as a result.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company's Board of Directors. During the three months ended October 4, 2008, the Company did not repurchase any shares. At October 4, 2008, we had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program authorized by the Board of Directors of the Company.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2008 to April 26, 2008	—	—	—	—
April 27, 2008 to May 24, 2008	88,813	$10.66	88,813	$10,550,000
May 25, 2008 to June 28, 2008	2,975	$10.24	2,975	$10,519,000
June 29, 2008 to October 4, 2008	—	—	—	$10,519,000

Total	91,788	$10.64	91,788	$10,519,000

ITEM 3.    Defaults Upon Senior Securities.

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5.    Other Information.

        On September 18, 2008, we executed a Director Indemnification Agreement with Charles J. Hinkaty. This Agreement is in the same form as previously executed by each of our other directors and executive officers. The agreements provide for indemnification to the greatest extent permitted by applicable law against (a) all expenses and liabilities incurred by any such director and executive officer who was or is a party or is threatened to be made a party to, or otherwise becomes a participant (as a witness or otherwise) in, any proceeding (other than an action by or in the right of the registrant) by reason of the indemnitee's status with or service to the Company and (b) certain expenses if the indemnitee was or is a party or is threatened to be made a party to, or otherwise becomes a participant (as a witness or otherwise) in any proceeding by or in the right of the Company to procure a judgment in the indemnitee's favor by reason of the indemnitee's status with or service to the Company. Such agreements provide, among other things, that if a person to be indemnified has been successful on the merits of any Proceeding (as defined therein), the person is entitled to be indemnified against all expenses reasonably incurred by the person in connection therewith. Such agreements also set forth certain procedural requirements pertaining to entitlement to, and payment of, indemnification, including the right to advancement of expenses.

ITEM 6.    Exhibits.

        The exhibits listed in the Exhibit Index following the signature page are filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2008	FGX INTERNATIONAL HOLDINGS LIMITED
	By:	/s/ ANTHONY DI PAOLA Anthony Di Paola
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

Exhibit Number	Exhibit Description
3.1	Amended and Restated Memorandum of Association(1)
3.2	Amended and Restated Articles of Association(2)
10.1	Form of Director and Officer Indemnification Agreement executed by Charles J. Hinkaty(3)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

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