Form 10-K
period 2009-01-03
FGX International Holdings LTD
filed 2009-03-13
CIK 1357227

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates was $116.5 million, based on the number of shares held by non-affiliates of the registrant as of June 28, 2008 and the reported last sale price of ordinary shares on June 27, 2008.

         Number of the registrant's ordinary shares, no par value, outstanding as of March 11, 2009: 22,122,900.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for FGX International Holdings Limited's Annual Meeting of Shareholders to be held on May 20, 2009 are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

        This report and the information incorporated by reference in it include forward-looking statements. These include, but are not limited to, statements about our expectations, hopes, beliefs, intentions or strategies regarding the future, as well as statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. They may refer, without limitation, to retail and brand initiatives, upcoming product releases, operational improvements, market growth or acceptance of our products, and future revenue, costs, results of operations, or profitability. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may, but are not necessary to, identify forward-looking statements.

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations, beliefs and assumptions concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described or referred to under the heading "Risk Factors" below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

PART I

Item 1 Business.

The Company

        FGX International Holdings Limited is a business company incorporated under the laws of the British Virgin Islands ("BVI"). We conduct business through our subsidiary, FGX International Inc., and its operating subsidiaries.

        Our largest shareholder, Berggruen Holdings North America Ltd. (together with its predecessors, "BHNA"), acquired AAi.FosterGrant, Inc. in a series of transactions between 2000 and 2003. We were incorporated on September 22, 2004 to hold the stock of AAi.FosterGrant, Inc. and, in October 2004, we acquired Magnivision, Inc. On October 24, 2007, we undertook an initial public offering in which we sold 6,666,667 of our ordinary shares at a price to the public of $16.00 per share and certain shareholders sold 7,133,333 shares. We received approximately $97.2 million in net proceeds (after deducting underwriting discounts, commissions and expenses of approximately $9.5 million), which we used to repay indebtedness and related costs.

        On November 26, 2008, we acquired all of the outstanding common shares of Dioptics Medical Products, Inc., a designer and marketer of sunglasses and optical accessories.

        Our registered office is located at Midocean Chambers, P.O. Box 805, Road Town, Tortola, British Virgin Islands. Our principal executive offices are located at 500 George Washington Highway, Smithfield, Rhode Island 02917; telephone: (401) 231-3800. Our web site is www.fgxi.com. We make available free of charge on our web site the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. (We have included our web site address in this document as an inactive textual reference only and you should not consider information contained on our web site or that can be accessed through our web site to be a part of this Annual Report on Form 10-K.)

Overview

        We are a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with a portfolio of established, highly recognized eyewear brands including Foster Grant(1) and Magnivision. We and our predecessors have worked to build a strong reputation for providing consumers a broad selection of products that deliver style and quality at affordable prices. This is exemplified by the Foster Grant brand, which has been one of the most recognizable sunglasses brands since the 1960s "Who's That Behind Those Foster Grants?" advertising campaign, which used high profile celebrities to promote the brand. We have recently revived this campaign.

        We sell our Foster Grant brand in the popular priced sunglasses market (less than $30) and both our Foster Grant and Magnivision brands in the non-prescription reading glasses market. Our products are sourced through low-cost Asian manufacturers and sold primarily through mass channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores. Some of our products are sold to ophthalmic retailers, mid-tier department stores and other specialty retailers. We also sell costume jewelry principally to major mass merchandisers, thereby extending our general product penetration with key customers.

(1)
Foster Grant®, Magnivision®, Anarchy®, Angel™, Gargoyles®, SolarShield® and PolarEyes® are our trademarks. Ironman Triathlon®, Levi Strauss Signature®, Body Glove®, C9 by Champion®, Jeff Banks® and Field & Stream® are the property of their respective owners. The ® and ™ symbols included here are deemed to apply to each instance of the respective mark in this report.

        On November 26, 2008, we acquired Dioptics Medical Products, Inc. of San Luis Obispo, CA, a designer and marketer of sunglasses and optical accessories. With the acquisition, we added a portfolio of proprietary brands of sunglasses and associated eye care products and accessories, including SolarShield and PolarEyes. These products and accessories are primarily sold through mass merchandisers and chain drug stores, as well as medical supply stores and ophthalmic retailers.

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

        To complement our proprietary brands, we market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Field & Stream. In addition, we sell a line of prescription frames, which we introduced in 2004.

        We will seek to continue to add to our domestic and international customer base as well as consider selective acquisitions that fit strategically into our business model.

Our Markets

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

        We sell our sunglasses primarily in the popular priced sunglasses market and believe the market is supported by a number of long-term growth drivers. These include changing fashion trends, consumers' desire for multiple, activity-specific sunglasses, the growing desire for UVA/ UVB eye protection and product innovation.

        We believe that changing fashion trends and creative designs are the key growth factors in the U.S. costume jewelry market where we primarily compete in the mass merchandise segment.

        Our sales into the international market are principally generated in the United Kingdom, Canada and Mexico and have averaged approximately 14% of our net sales during the past three fiscal years. We primarily sell sunglasses and non-prescription reading glasses products in these markets.

        See Note 19 to our consolidated financial statements in this Form 10-K for an analysis of our sales by segment and Note 18 for additional information relating to our international operations.

Our Customers

        We sell our products in over 60,000 retail locations worldwide. Our core customer base spans a range of mass channels, and primarily consists of mass merchandisers, chain drug stores, chain grocery stores, specialty retailers, variety stores, ophthalmic retailers and mid-tier department stores.

  •
  Mass merchandisers in the U.S. accounted for approximately 38% of our total net sales in fiscal 2008. Representative mass merchandiser customers include Wal-Mart, Target, Meijer, Fred Meyer and BJ's Wholesale Club.

  •
  Chain drug stores in the U.S. accounted for approximately 34% of our total net sales in fiscal 2008. Representative chain drug store customers include CVS, Walgreens, Rite Aid and Duane

    Reade. These stores tend to be smaller than mass merchandisers and attract a consumer base that is often less price sensitive and more convenience oriented than the mass merchandiser or variety store customer.

  •
  Chain grocery stores, specialty retailers, variety stores, ophthalmic retailers and mid-tier department stores in the U.S. accounted for approximately 13% of our total net sales in fiscal 2008.

        We have established strong and long-standing relationships with many leading national retailers. Nine of our top ten customer relationships, ranked by 2008 revenues, span ten years or more each, and our relationship with Wal-Mart spans more than 20 years. Approximately 74% of our sales are to 10 large retail customers with approximately 32,000 locations worldwide. In fiscal 2008, our five largest customers represented approximately 62% of our sales. Net sales to each of Wal-Mart, Walgreens and CVS accounted for more than 10% of our net sales, and sales to Wal-Mart accounted for more than 10% of our net sales in each segment in which we operate.

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

        Our marketing organization is responsible for increasing brand awareness and helping to propel retail sales of our brands by identifying and subsequently utilizing consumer insights to develop targeted advertising, public relations and in-store campaigns. Marketing expense, which is approximately 3-5% of net sales, has increased every year since 2006 and is expected to do so again in 2009 due to the costs associated with a new television advertising campaign for reading glasses. We have recently worked with an outside advertising agency to develop the first-ever national television advertising effort behind Magnivision and Foster Grant reading glasses which commenced in February 2009. The Magnivision campaign reinforces the quality and efficacy of the product. The Foster Grant reading glasses campaign includes a strong fashion component featuring the return of the "Who's That Behind Those Foster Grants?" campaign.

        In addition, a new Foster Grant sunglasses campaign is expected to be launched in the second quarter of 2009. Our marketing department is also focused on increasing the awareness of our premium brands, Anarchy, Angel and Gargoyles, with a print and digital media campaign.

        We maintain showrooms and sales offices at our Smithfield, Rhode Island corporate office, and in New York, NY, San Luis Obispo, CA, Bentonville, AR, Toronto, Canada, Stoke-on-Trent, England and Mexico City, Mexico.

        We conduct our operations in Mexico through a joint venture established in 1996, AAi/Joske's S. de R.L. de C.V., of which we own 50%. AAi/Joske's develops, sources and distributes customized Mexican collections of accessories utilizing our product development personnel and supplier relationships, as well as the distribution expertise of our joint venture partner, Joske's de Mexico, S.A. de C.V. ("Joske's"), an established Mexican jewelry company with strong local retail relationships.

        Our operating results fluctuate from quarter to quarter as a result of seasonal demand for some of our product lines, changes in demand for our products, our effectiveness in managing our inventories and costs, the timing of the introduction of new products and weather patterns. Orders for our more fashion-oriented sunglasses in the United States and Canada are usually shipped initially in December while in the United Kingdom, they are usually shipped initially in February and March. Replenishment sunglasses orders in the United States, Canada and the United Kingdom are primarily shipped during the first half of the fiscal year as retailers build inventories for the spring and summer selling seasons. Sales of non-prescription reading glasses and sunglasses designed for use with ophthalmic products are generally uniform throughout the year. Although sales of our non-prescription reading glasses and fits over products have, in part, offset the seasonality of sales of sunglasses, our financial condition and results of operations are largely dependent on the shipping of product during the second half of the fiscal year.

Customer Contracts

        A majority of our eyewear sales, particularly in the chain drug store channel, are made pursuant to customer contracts. Our relationships are generally based on multi-year sales and/or dollar volume agreements. Some customers, including Wal-Mart, operate via purchase orders, which set forth their terms and conditions related to purchases. Our customer contracts may be exclusive or non-exclusive and may specify inventory and service levels, anticipated inventory sales rates, sales volumes and the amount of any fixed obligation due to the customer in connection with the establishment of the relationship. A significant portion of our costume jewelry sales are made pursuant to purchase orders.

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

        Product returns, markdowns and contractual allowances (which include product placement fees, cooperative advertising, volume rebates and other discounts) are a key component of our profitability, which we continually assess based on information and reports regarding products sold by our customers to consumers. Before entering into a new customer contract or renewing an existing customer contract, we engage in extensive analysis to determine the appropriate level of contractual allowances to be offered based on the projected profitability of the program. As a percentage of our gross product shipments, our product returns, markdowns and contractual allowances have averaged approximately 27% over the last three fiscal years. We continuously strive to reduce product returns, markdowns and contractual allowances and manage factors that impact these types of allowances.

Customer Support

        Our customers typically demand a high level of merchandising support and national distribution capability. Accordingly, our business is supported by an integrated infrastructure of sales and service, design and outsourcing functions. Our domestic and Canadian sales teams are supported by our merchant and field service organizations.

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

  •
  Field Service Organization.  Our field service organization consists primarily of part-time employees who maintain and restock in-store displays, set up promotional materials and communicate store-level needs to our management team. We believe our field service organization enables us to better serve our customers and enhances our ability to control the content and appearance of our in-store product displays, which we believe increases our sales volume. We also believe our field service organization is significantly larger than those of our competitors and also serves as a competitive advantage.

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

Working Capital

        We need working capital to support seasonal variations in our business, primarily inventory fluctuations due to the seasonal demands for our sunglasses. We typically experience peak seasonal working capital needs from approximately mid-March through July in connection with these changes in demand. We use borrowings under our revolving credit facility to satisfy normal operating costs during these periods.

Product Development and Sourcing

        We believe our reputation for style, quality and value distinguishes our products from those of our competitors and provides us with significant competitive advantages. Our product development objective is to provide stylish products that represent a strong price-to-value relationship for our end consumer. We employ a team of experienced designers, product development specialists and support staff. The design team focuses on the development of new product styles or enhancements to reflect constantly evolving consumer preferences. The design team works closely with:

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

        We outsource the manufacturing of our products to contract manufacturers principally in China. We have successfully executed our Asian sourcing strategy since the 1980s. We are not dependent on any single supplier for the manufacture of any product category as we source from multiple suppliers across each such category and our largest supplier represented 16% of all our purchases in fiscal 2008. We buy our products from our suppliers on a purchase order basis with generally favorable trade terms and no obligation to any long-term contractual supply agreements. All purchase orders are fixed price and denominated in U.S. dollars.

        In 2005, we opened an office in Shenzhen, China to enhance the management of our supplier relationships, and in 2008 we added a quality control laboratory to test the safety and product specification compliance of our products. We seek to ensure the quality of our manufacturers' products by using our quality control laboratory, as well as a third-party inspection company managed by our Shenzhen office, to inspect all of our product orders prior to shipment from China. In addition, subsequent sample inspections are conducted at our facilities to verify product quality and order accuracy. We also maintain a quality control department at our Smithfield, Rhode Island facility and use an independent laboratory for material testing of our products.

Warehousing and Distribution

        We own and operate a 187,000 square-foot distribution center and corporate headquarters in Smithfield, Rhode Island. We also lease a 105,000 square-foot office, warehouse and distribution center in San Luis Obispo, California. These facilities are configured to enhance supply chain operations, rapidly distribute products, improve customer service and decrease operational costs. We receive sales and inventory data from retailers via electronic data interchange, or EDI, and generate purchase orders using vendor managed inventory, or VMI. We manage product distribution in the United States through our Smithfield and San Luis Obispo facilities and an independent third-party contract warehouse near Long Beach, California. We ship our products to our customers by contract carriers.

        Products are typically shipped in containers by ocean or air freight, depending on our requirements and cost efficiencies, from the ports of Hong Kong, Shanghai and Quingdao in China to Los Angeles/Long Beach, California or Boston, Massachusetts for our products that we sell domestically and in Canada, or Stoke-on-Trent, United Kingdom or Mexico City, Mexico for our products that we sell internationally. The domestic containers are then shipped either directly to our Smithfield, Rhode Island or San Luis Obispo, California distribution facility or, depending on cost and logistical considerations, to an independent third-party contract warehouse near Long Beach, California.

        Our international products are warehoused and distributed by a facility we lease in the United Kingdom for our European customers, a facility owned by our joint venture partner, Joske's, in Mexico City for our customers in Mexico and South America, and our Smithfield and San Luis Obispo facilities for our customers in Canada.

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

        In the sunglasses market, we compete against a variety of companies across multiple channels of trade. The major competitive factors include fashion trends, brand recognition and distribution channels. The majority of our sunglasses sales are in mass channels, where we primarily compete against companies such as StyleMark, Inc., Navajo and various direct import companies. In specialty retailers, where we sell our premium products, we compete with companies in various niches, including Oakley, Orange 21 and VonZipper.

        In the non-prescription reading glasses market, our primary competitors are StyleMark, Inc., Forrester & Vos and Zoom Eyeworks. The majority of retail outlets for non-prescription reading glasses are mass channels. To establish and maintain product placement in these retail outlets, we compete primarily on retail support, point-of-sale performance, price and terms. Along with value, fashion is a differentiator in this market, and our ability to incorporate fashion into our Magnivision and Foster Grant product lines will be a key factor in retaining our market-leading position.

        The prescription frames market is intensely competitive, as frame styles are marketed under multiple brand names. To obtain space at an optical retailer, we compete against many companies, foreign and domestic, including Luxottica Group S.p.A., Safilo Group S.p.A., Signature Eyewear, Inc. and StyleMark, Inc. Distributors also frequently carry many lines of eyewear, and we must compete with other suppliers for attention from sales representatives. Frames are generally sold under licensed brands such as Levi Strauss Signature, Body Glove and Jeff Banks. At major retail chains, we compete not only against other eyewear suppliers but often against private labels of the chains themselves. To best leverage our strengths in this market, we have introduced our prescription frames into optical centers within our existing large retail customers, such as Wal-Mart. We believe successful relationships with these retailers will establish our brands in the prescription frames market and give us the experience we need to expand into other retail channels.

        Our costume jewelry products are distributed to mass merchandisers. We primarily compete against other costume jewelry manufacturers, including FAF, K&M, Tanya Creations and Crimzon Rose, for the ability to distribute our products under desirable branded and private label brands for large retail customers. The primary bases of competition are price and our ability to interpret fashion trends and retail support.

Intellectual Property

        Our intellectual property portfolio, including our product designs, trademarks and licenses, are of material importance to our business.

        Trademarks.    We have numerous trademarks registered in the United States and in many foreign countries. We have registered our principal trademarks Foster Grant, Magnivision, Anarchy, Gargoyles, SolarShield and PolarEyes and have an application pending for the Angel trademark for use on our products in the United States. We have also registered or applied for the registration of certain other marks used by us in conjunction with the sale and marketing of our products.

        Patents.    We seek patent protection generally for those inventions and improvements likely to be incorporated into our products and displays or where patent protection will improve our competitive position. We do not have any patents that we believe are, individually or in the aggregate, material to our results of operations or financial condition.

        Licenses.    We have exclusive license agreements to manufacture, market, distribute and sell products under the Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Field & Stream brands in the United States and/or numerous countries around the world. These agreements typically require us to guarantee certain minimum net sales requirements or make minimum royalty payments. They will expire by their terms at intervals over the next one to three years but in some cases may be renewed by us if we have complied with their terms.

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

Employees

        As of January 3, 2009, we employed approximately 500 full-time employees and approximately 2,700 part-time employees worldwide. Most of our part-time employees are members of our field service organization, providing re-stocking and support services for our customers. We also employ temporary employees on an as-needed basis in the Smithfield, Rhode Island facility to meet seasonal needs and fulfill orders. None of our employees are represented by a collective bargaining agreement.

Item 1A    Risk Factors.

        Our business and, accordingly, an investment in our securities, involves significant risks, including but not limited to those described below. If any of those risks actually materializes, our business, financial condition and results of operations could be seriously harmed and the trading price of our shares could decline.

We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more successfully, which could result in a loss of market share and as a result, a decrease in our net sales and gross profit.

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

  •
  better adapt to downturns in the economy and decreases in sales;

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

        A few customers represent material portions of our business and results of operations. Our business and results of operations could be adversely affected by further consolidation in the mass channels or any deterioration in the financial condition of, or other adverse developments affecting, one or more of our top customers. Our large customers are also able to exert pricing and other influence on us, requiring us to market, deliver and promote our products in a manner of their choosing, which frequently is more costly to us. Moreover, we do not have long-term contracts with several of our customers, including our largest customer, Wal-Mart. As a result, Wal-Mart and other customers generally purchase our products on an order-by-order basis, and our relationship, as well as particular orders, can be terminated at any time. The loss of or significant decrease in business from any of our major customers would materially adversely affect our business, results of operations and cash flow. Moreover, if we are successful in our strategy of broadening the range of products we sell to existing customers, the impact of any of the risks described in this risk factor would be increased.

Any interruption or termination of our relationships with our manufacturers could adversely affect our business, result in increased cost of goods sold or lead to an inability to deliver our products to our customers.

        We rely on third-party manufacturers to supply all of our products. Our principal manufacturers are located in China. We do not have long-term supply agreements with any of our manufacturers, and products are generally supplied on a purchase order basis. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, failures to comply with product specifications, failures to comply with applicable law, insufficient quality control, failures to meet production deadlines, increases in raw materials, labor and manufacturing costs or failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, we would need to locate alternative manufacturing sources. Potential events that could adversely affect our foreign supply chain include the following:

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

Economic conditions in general, and the recent disruptions in the economy and the financial markets, may adversely impact our business.

        The recent disruptions in the national and international economies and financial markets, and the related reductions in the availability of credit and increases in the unemployment rate, may result in a decline in consumer confidence and spending and may make it more difficult for businesses to obtain financing. If such conditions persist, there could be a significant decline in consumer spending. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If our customers are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected as a result.

        Some of our customers have experienced declining financial performance, which could affect their ability to pay amounts payable to us on a timely basis or at all. Our suppliers may also be impacted by the disruptions in the economy, which may impact our ability to obtain the products we sell. The bankruptcy, receivership or closure of one or more of our significant retail customers or suppliers could materially adversely impact our revenues and bad debt expense and could result in charges related to fixed assets and competitive buybacks or placements. Continued economic decline that adversely affects our suppliers and customers could adversely affect our operations and sales.

        The banking system and financial markets have experienced severe disruption, including, among other things, bank failures and consolidations, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, and fluctuations in foreign currency exchange rates. We are dependent on the continued financial viability of the financial institutions that participate in the syndicate that is obligated to fund our $75 million revolving credit facility. In addition, our credit facility includes an "accordion" feature that enables us to request from the participating financial institutions an increase in the principal amount of the revolving facility by $50 million. If one or more participating institutions is unable to honor, or unwilling to increase, their funding commitments, the cash availability under our revolving credit facility may be curtailed and/or funding of the accordion feature may not occur. We have not been notified of any circumstances that would prevent any participating financial institution from funding our revolving credit facility. However, under current or future circumstances, such constraints may exist. Although we believe that our operating cash flows, together with our access to the credit markets, provide us with significant discretionary funding capacity, the inability or unwillingness of one or more institutions to fund the credit facilities could have a material adverse effect on our liquidity and operations.

We face business, political, operational, financial and economic risks because a material portion of our operations is outside the United States, a material portion of our sales is to customers outside the United States and all of our manufacturers are outside the United States.

        We outsource the manufacture of all our products to Asian contract manufacturers that maintain factories principally in China. In addition, we have foreign sales offices in the United Kingdom, Canada and Mexico and, in recent years, have made approximately 14% of our net sales to customers outside the United States. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

        We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our U.K., Canadian and Mexican subsidiaries. The reported results of our foreign operations will be influenced by their translation into U.S. dollars and by foreign currency movements against the U.S. dollar. The strengthening in the value of the U.S. dollar in 2008 relative to each of the currencies in which our foreign revenues and expenses are denominated has resulted in a decrease in revenues and net income. Additionally, we outsource the manufacture of our products to Asian contract manufacturers. While we pay these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate.

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

        At January 3, 2009, we had outstanding indebtedness of approximately $130.0 million under our credit facility.

        This amount of indebtedness (i) makes us more vulnerable to adverse changes in general economic, industry and competitive conditions, (ii) limits our ability to borrow money to fund working capital, capital expenditures, acquisitions, debt service requirements and other financing needs and (iii) places us at a disadvantage compared to any of our competitors that may have less debt. Furthermore, our interest expense would increase if interest rates rise because a portion of our debt bears interest at floating rates. We dedicate a substantial portion of our cash flow to pay interest on our debt. If we do not have sufficient earnings to service our debt, we would need to refinance all or part of that debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms, or at all.

        The terms of our credit facility include customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to maintain certain financial ratios and restricts our ability to incur additional indebtedness. These restrictions and covenants may limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions.

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

If in the future we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business.

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our shares could be negatively affected. There can be no assurance that our controls over financial processes and reporting will be effective in the future.

If we are unable to implement our business strategy successfully to expand our product offerings, our business may suffer.

        We intend to continue to expand our product offerings, particularly focusing on prescription frames, more fashionable non-prescription reading glasses, our premium brands (Anarchy, Angel and Gargoyles) and higher-end licensed brands. We also plan to introduce new products within the eyewear market. However, we may not be successful in gaining market acceptance for any new products that we offer. In addition, introduction of new product offerings will require us to incur additional sales and marketing expenses, and these expenses may be material. The execution of our business strategy could strain our management, financial and operational resources, which could materially adversely affect our performance and results of operations. If our new products are not received favorably by consumers, our reputation and the value of our brands could be damaged. The lack of market acceptance of new products we may develop or our inability to generate satisfactory net sales from any new products to offset their cost could harm our business.

If we do not continue to negotiate and maintain favorable license arrangements, our growth prospects, sales and operating results could be adversely affected.

        We have entered into license agreements that enable us to sell eyewear under certain nationally recognized brands, including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Field & Stream. We believe that our ability to maintain and negotiate favorable license agreements enables us to increase our access to additional distribution channels. Accordingly, if we are unable to negotiate and maintain satisfactory license arrangements, our growth prospects, sales and operating results could be adversely affected.

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

        Our operating results fluctuate from quarter to quarter as a result of seasonal demand for some of our product lines, changes in demand for our products, our effectiveness in managing our suppliers and costs, our spending patterns, the timing of the introduction of new products and weather patterns, and are likely to continue to do so. Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any seasonal shortfall of sales. These fluctuations could cause the market price of our ordinary shares to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance.

An increase in product returns could negatively impact our operating results.

        Sales are recognized when revenue is realized or realizable and has been earned. We recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment, but is sometimes on the date of receipt by the customer. In addition, prior to revenue recognition, we require persuasive evidence of the business arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. Accordingly, we provide allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. Any significant increase in product damages or defects or product returns could materially adversely affect our operating results for the period or periods in which such events materialize.

Disruption in our distribution centers could significantly lower our net sales and gross profit.

        Our distribution centers in Smithfield, Rhode Island and San Luis Obispo, California, and our third party warehouse near Long Beach, California, are essential to the efficient operation of our distribution network. Any serious disruption to these distribution centers due to fire, snowstorms, earthquake, flooding, acts of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to receive products from our suppliers and distribute products to our customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the centers. As a result, any such disruption could significantly lower our net sales and gross profit.

We are heavily dependent on our current executive officers and management and the loss of any of them could adversely affect our ability to operate our business and to develop and market our products successfully.

        We believe that our future success is heavily dependent on the continuing contributions of our current executive officers and other members of management, as well as on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We cannot be certain that any of them will not be recruited by our competitors or otherwise terminate their relationship with us. We do not carry key man life insurance. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brands.

A shift by one or more of our significant customers to "pay-on-scan" payment programs could materially reduce our net sales, gross profit and cash flows.

        Some of our customers are considering ways to shift their inventory risks and costs of working capital by adopting "pay-on-scan" payment programs. Under these pay-on-scan arrangements, our inventory would not transfer to the customer until the customer has sold the product to a consumer. Accordingly, we would not be able to recognize sales until the customer notifies us that the product has been sold to a consumer. Historically, we have declined to participate in most pay-on-scan inventory programs because of their adverse effect on our inventory management, net sales and cash flows. Recently, however, we have selectively chosen to participate in pay-on-scan inventory programs with a small percentage of our customers because pay-on-scan arrangements are the preferred method for certain retail channels, such as grocery and office superstores, to conduct business with suppliers who sell products of the type we sell. Our competitors may be more willing to participate in pay-on-scan payment programs than we are. Our decision not to participate in pay-on-scan may result in our loss of certain customers, which would reduce our net sales and cash flows. If one or more of our customers terminates its relationship with us as a result of our decision not to participate in such pay-on-scan programs, our net sales, gross profit and cash flows may be materially adversely affected. Furthermore, if we agree to participate in such programs, it may be more difficult for us to manage effectively our inventory and our net sales and cash flows may be materially adversely affected as well.

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

We may suffer negative publicity, be sued or have one or more of our license agreements or business relationships terminated if the manufacturers of our products violate labor or other laws or engage in practices that are viewed as unethical.

        We cannot control whether our manufacturers comply with legal and ethical labor practices. If one of these manufacturers violates, or is accused of violating, labor laws or other applicable laws or regulations, or if such a manufacturer engages in labor or other practices that would be viewed as unethical if such practices occurred in the United States, one or more of our license agreements could be terminated by our licensors or our business relationships with our customers could be terminated. We also could suffer negative publicity or be sued. In addition, if such negative publicity affected one of our customers, it could result in the loss of business for us and materially adversely affect our business.

If our trade customers discontinue or reduce distribution of our products or increase private label products, our sales may decline, adversely affecting our financial performance.

        The economic crisis has caused many of our trade customers to more critically analyze their financial performance and the number of products they offer for sale, which may result in the reduction or discontinuance of certain of our product lines, the number of SKUs carried in the customer's stores or the amount of inventory of our products such customers maintain in their stores and warehouses. If this occurs, and we are unable to improve distribution for those products at other trade customers, our results could be adversely affected.

        In addition, some of our trade customers sell products under their own private label brands, which compete with products that we sell. As consumers look for opportunities to decrease discretionary spending during these difficult economic times, our trade customers may discontinue or reduce distribution of our products to encourage those consumers to purchase their less expensive private label products. Our results could be materially adversely affected if our customers increase their efforts to sell private label products that compete with the products we sell.

If the reputation of one or more of our leading brands erodes, our financial results could suffer.

        Our financial success is directly dependent on the success of our brands, particularly the Foster Grant, Magnivision and SolarShield brands. The success of these brands can suffer if our marketing and advertising plans or product initiatives do not have the desired favorable impact on a brand's image or fail to attract consumers. Further, our Company's results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.

As a result of our ongoing strategic review of our jewelry segment, we may take action which could result in returns, asset write-offs, loss on sale of assets and/or shutdown costs.

        We are conducting a strategic review of our jewelry segment. Depending on the actions we take as a result of that review, we may experience returns from customers, asset write-offs, loss on sale of assets, and/or shutdown costs, any of which may result in charges which may be material and could adversely affect our financial condition and operating results.

We may not be able to integrate and realize the benefits of the Dioptics Medical Products, Inc. acquisition.

        We may not be able to successfully integrate the business and operations of Dioptics Medical Products, Inc., which we acquired on November 26, 2008. If we are unable to effectively manage their operations or are unable to retain their key employees, we may not realize the value that we believe the business holds. An inability to achieve the full extent, or any, of the anticipated synergies or cross-selling opportunities, could have an adverse effect on our business, financial position and results of operations, which may affect the value of our ordinary shares.

We may make acquisitions that result in dilution of our current shareholders or increase our indebtedness, or both. In addition, acquisition targets that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

        We recently acquired Dioptics Medical Products, Inc., and may make additional acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire businesses that have operations or sources of supply outside of the United States and Canada. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us and/or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our share price and market capitalization. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

Item 1B    Unresolved Staff Comments.

        None.

Item 2    Properties.

        Our corporate headquarters is located on 32 acres in Smithfield, Rhode Island, and both the facility and the land are wholly owned by us. Originally constructed in 1976 and expanded by 125,000 square feet in 1998, this facility houses a 150,000 square-foot warehouse and distribution center and 37,000 square feet of office space. We lease a 105,000 square-foot warehouse and distribution center in San Luis Obispo, California. We maintain showrooms and sales offices at our Smithfield, Rhode Island corporate offices, and in New York, NY, San Luis Obispo, CA, Bentonville, AR, Toronto, Canada, Stoke-on-Trent, England and Mexico City, Mexico. We believe our current space is adequate for our current operations and when necessary, suitable replacement or additional space will be available on commercially reasonable terms.

        We also hold a lease to a 200,000 square-foot facility in Miramar, Florida where we ceased operations in March 2005. We have subleased approximately 50% of this facility through the end of the lease term.

Item 3    Legal Proceedings.

        From time to time we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We do not believe that we are subject to any proceedings that, individually or in the aggregate, would be expected to materially adversely affect our results of operations or financial condition.

Item 4    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our ordinary shares trade on the NASDAQ Global Market under the symbol FGXI. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated, beginning October 25, 2007, when our shares began trading.

	High	Low
Fiscal 2008
First Quarter	$13.77	$8.26
Second Quarter	$13.94	$8.11
Third Quarter	$14.03	$7.87
Fourth Quarter	$13.95	$8.47
Fiscal 2007
Fourth quarter	$17.48	$9.92

        As of March 11, 2009, we had six shareholders of record; however, we believe the number of beneficial owners to be much larger.

        We have not paid any cash dividends since our initial public offering and do not anticipate paying cash dividends in the future. Furthermore, our ability to pay dividends is restricted by the terms of our credit facility.

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

	10/25/07	12/29/07	3/31/08	6/30/08	9/30/08	1/3/09
FGX International Holdings(1)	100.00	65.98	70.15	47.16	64.93	78.30
Russell 2000	100.00	96.02	85.87	86.37	85.41	63.91
Peer Group(2)	100.00	91.08	80.15	71.39	77.51	54.53

(1)
The Company's initial public offering priced at $16.00 per share. The Company's ordinary shares closed at $17.05 per share on October 25, 2007, the first day the Company's ordinary shares were traded on NASDAQ.

(2)
The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues, market capitalization, similar channels of trade and branded product lines. The Peer Group Index is comprised of the following companies: (i) A.T. Cross Company, (ii) Elizabeth Arden, Inc., (iii) Fossil, Inc., (iv) Chattem, Inc., (v) Jarden Corporation, (vi) Physicians Formula Holdings, Inc., (vii) Helen of Troy Limited, (viii) Prestige Brand Holdings, Inc. and (ix) Ulta Salon, Cosmetics & Fragrance, Inc.

        This performance graph is furnished and shall not be deemed "filed" with the SEC nor subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference into any of our filings under the Securities Act of 1933.

Item 6    Selected Financial Data.

        The following table sets forth selected financial information for fiscal 2008, 2007, 2006, 2005, and 2004. Our fiscal year is a 52 or 53 week period ending on the Saturday closest to December 31. Fiscal 2008, which ended on January 3, 2009, and fiscal 2004, which ended on January 1, 2005, included 53 weeks. Fiscal 2007, which ended on December 29, 2007, fiscal 2006, which ended on December 30, 2006, and fiscal 2005, which ended on December 31, 2005, each included 52 weeks. We have derived the consolidated statement of operations data for fiscal 2008, 2007, and 2006 and the consolidated balance sheet data as of January 3, 2009 and December 29, 2007 from our audited financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheet data as of December 30, 2006 and the consolidated statement of operations data for the year ended December 31, 2005 have been derived from the audited financial statements included in our Form 10-K filed with the SEC on March 14, 2008. The selected consolidated balance sheet data as of December 31, 2005 and January 1, 2005 and the consolidated statement of operations data for the year ended December 31, 2005 have been derived from the audited financial statements included in our prospectus filed with the SEC on October 25, 2007.

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

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$256,100	$240,463	$209,208	$189,881	$136,691
Cost of goods sold	115,870	110,032	104,932	90,567	74,800

Gross profit	140,230	130,431	104,276	99,314	61,891
Operating expenses:
Selling expenses	75,797	68,727	55,466	47,179	36,384
General and administrative expenses	24,856	21,183	17,918	28,205	21,038
Amortization of acquired intangibles	5,312	6,172	7,597	9,276	1,285
Legal settlement(1)	—	—	—	—	3,000
Abandoned lease charge(2)	—	4,407	—	—	—

Operating income	34,265	29,942	23,295	14,654	184
Other income (expense)
Interest expense	(6,356)	(24,710)	(21,951)	(12,472)	(3,784)
Other income (expense), net	(91)	117	154	(72)	28

Income (loss) before income taxes	27,818	5,349	1,498	2,110	(3,572)
Income tax expense	10,273	294	4,245	4,031	2,960

Income (loss) before minority interest	17,545	5,055	(2,747)	(1,921)	(6,532)
Minority interest expense	527	347	233	351	179

Net income (loss)	$17,018	$4,708	$(2,980)	$(2,272)	$(6,711)

Basic earnings (loss) per share(3)	$0.80	$0.30	$(0.20)	$(0.16)	$(0.46)
Basic weighted average shares outstanding	21,311	15,941	14,838	14,376	14,497
Diluted earnings (loss) per share(4)	$0.79	$0.29	$(0.20)	$(0.16)	$(0.46)
Diluted weighted averages shares outstanding	21,437	16,010	14,838	14,376	14,497
Other Data:
Net cash provided by (used in):
Operating activities	$34,313	$10,913	$(903)	$18,804	$18,239
Investing activities	(48,906)	(15,472)	(13,948)	(8,801)	(89,554)
Financing activities	8,639	(504)	11,105	(2,478)	73,079
Capital expenditures	$14,583	$15,472	$10,948	$8,969	$7,385

	As of
	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005
	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$124,413	$112,636	$119,053	$92,498	$71,251
Current liabilities	118,358	82,148	93,286	63,828	48,011
Property, plant and equipment, net	21,011	21,349	18,467	18,770	19,176
Total assets	273,015	211,855	221,038	201,158	188,160
Total debt, including current maturities	130,000	120,000	213,583	202,340	99,741
Total shareholders' equity (deficit)	41,665	17,333	(82,229)	(81,264)	20,834

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

(2)
Represents an additional charge incurred as a result of the continued vacancy at our Miramar, Florida facility. We assumed the lease on this facility in connection with the Magnivision acquisition during fiscal 2004. See "Management Discussion & Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results."

(3)
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

(4)
Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period. Under the treasury stock method, the unexercised options and restricted stock units are assumed to be exercised at the beginning of the period or at issuance, if later. Assumed proceeds are then used to purchase ordinary shares at the average market price during the period. Potential ordinary shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation.

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

        Our fiscal year ends on the Saturday closest to December 31. The 2008 fiscal year reflects a 53-week period, and the 2007 and 2006 fiscal years each reflect a 52-week period.

        On October 18, 2007, the Company effected a 242,717 to one stock split of its ordinary shares. All share data has been retroactively restated to reflect the split.

Recent Developments

Share Repurchase Program

        In February 2009, the $12.0 million ordinary share repurchase program, originally authorized by our Board of Directors in February 2008 for a period of one year or until earlier terminated by our Board, was extended to February 2010. During the fiscal year ended January 3, 2009, we repurchased a total of 133,788 ordinary shares for an aggregate purchase price of approximately $1.5 million. All of these purchases were made in the open market and repurchased shares were returned to the status of authorized and unissued. At January 3, 2009, we had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program.

Acquisition

        On November 26, 2008, we acquired all of the outstanding common shares of Dioptics Medical Products, Inc. of San Luis Obispo, CA, a designer and marketer of sunglasses and optical accessories, in exchange for 952,380 of the Company's ordinary shares and $34.3 million in cash, subject to a working capital adjustment. The cash consideration includes $1.5 million of direct acquisition costs and is net of $2.2 million cash acquired. We funded the cash portion of the transaction with borrowings from our existing revolving credit facility. On March 10, 2009, the working capital adjustment was finalized and resulted in a $0.1 million addition to the purchase price. Dioptics' sales will be reported in the sunglasses and prescription frames segment.

Overview

  •
  Net sales increased 7% in 2008 to $256.1 million. The increase reflected organic growth and the addition of new customers as well as the continued benefit of demographic trends on sales of our non-prescription reading glasses.

  •
  Gross margin as a percentage of net sales improved to 54.8% in 2008 versus 54.2% in 2007. This increase was due to our focus on higher margin product mix.

  •
  Net income increased from $4.7 million, or $0.29 per share, in 2007 to $17.0 million, or $0.79 per share, in 2008. This increase was driven by decreased interest expense as a result of use of initial public offering proceeds to reduce indebtedness and the organic growth of the optical business.

  •
  Cash flow provided from operating activities was $34.3 million in 2008 compared to $10.9 million in 2007.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	45.2	45.8	50.2

Gross profit	54.8	54.2	49.8
Operating expenses:
Selling expenses	29.6	28.6	26.5
General and administrative expenses	9.7	8.8	8.6
Amortization of acquired intangibles	2.1	2.6	3.6
Abandoned lease charge	—	1.8	—

Operating income	13.4	12.4	11.1
Other income (expense):
Interest expense	(2.5)	(10.3)	(10.5)
Other income (expense), net	—	0.1	0.1

Income before income taxes and minority interest	10.9	2.2	0.7
Income tax expense	4.0	0.1	2.0

Income (loss) before minority interest	6.9	2.1	(1.3)
Minority interest expense	0.2	0.1	0.1

Net income (loss)	6.7%	2.0%	(1.4)%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales.

	Fiscal Year Ended
Segment Net Sales	January 3, 2009		December 29, 2007		December 30, 2006
Non-prescription reading glasses	$126,761	49.5%	$117,862	49.0%	$95,327	45.6%
Sunglasses and prescription frames	78,991	30.8	61,717	25.6	56,725	27.1
Costume jewelry	16,530	6.5	24,933	10.4	28,207	13.5
International	33,818	13.2	35,951	15.0	28,949	13.8

Net sales	$256,100	100.0%	$240,463	100.0%	$209,208	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment.

	Fiscal Year Ended
Segment	January 3, 2009		December 29, 2007		December 30, 2006
	(dollars in thousands)
Non-prescription reading glasses
Net sales	$126,761	100.0%	$117,862	100.0%	$95,327	100.0%
Cost of goods sold	49,631	39.2	46,759	39.7	40,011	42.0

Gross profit	$77,130	60.8%	$71,103	60.3%	$55,316	58.0%

Sunglasses and prescription frames
Net sales	$78,991	100.0%	$61,717	100.0%	$56,725	100.0%
Cost of goods sold	43,458	55.0	35,376	57.3	33,873	59.7

Gross profit	$35,533	45.0%	$26,341	42.7%	$22,852	40.3%

Costume jewelry
Net sales	$16,530	100.0%	$24,933	100.0%	$28,207	100.0%
Cost of goods sold	10,677	64.6	14,570	58.4	18,585	65.9

Gross profit	$5,853	35.4%	$10,363	41.6%	$9,622	34.1%

International
Net sales	$33,818	100.0%	$35,951	100.0%	$28,949	100.0%
Cost of goods sold	12,104	35.8	13,327	37.1	12,463	43.1

Gross profit	$21,714	64.2%	$22,624	62.9%	$16,486	56.9%

Fiscal 2008 Compared to Fiscal 2007

        Net Sales.    Net sales increased by $15.6 million, or 6.5%, from $240.5 million in fiscal 2007 to $256.1 million in fiscal 2008.

        In the non-prescription reading glasses segment, net sales increased by $8.9 million, or 7.6%, from $117.9 million in fiscal 2007 to $126.8 million in fiscal 2008. This increase was due to the full year impact of a new program launched at a major customer at the end of 2007 which contributed $5.5 million of incremental sales in 2008, a new customer that contributed $3.7 million of sales, a reset at a major customer that generated $3.4 million of additional revenue, partially offset by a loss of an opening price point program at a major customer.

        In the sunglasses and prescription frames segment, net sales increased by $17.3 million, or 28.0%, from $61.7 million in fiscal 2007 to $79.0 million in fiscal 2008. This increase was due to a new program launched at a major customer which contributed $11.1 million in sales, an expanded promotional program that generated an additional $3.4 million in sales at a major customer, sales from our Dioptics acquisition (that closed on November 26, 2008), that generated $2.1 million of sales, as well as promotional roll-outs and organic sales growth at other existing customers.

        In the costume jewelry segment, net sales decreased by $8.4 million, or 33.7%, from $24.9 million in fiscal 2007 to $16.5 million fiscal 2008. This decrease was due to loss of business at a major customer.

        In the international segment, net sales decreased by $2.1 million, or 5.9%, from $36.0 million in fiscal 2007 to $33.8 million fiscal 2008. This decrease was due to a non-anniversaried reading glass rollout in the U.K. in the first quarter of 2007 combined with approximately $1.0 million unfavorable foreign exchange difference caused by the strengthening U.S. dollar.

        Gross Profit.    Gross profit increased by $9.8 million, or 7.5%, from $130.4 million in fiscal 2007 to $140.2 million in fiscal 2008. As a percentage of net sales, gross profit increased from 54.2% to 54.8% in the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $6.0 million, or 8.5%, from $71.1 million in fiscal 2007 to $77.1 million in fiscal 2008. As a percentage of net sales, gross profit increased from 60.3% to 60.8% during the corresponding periods. The dollar increase in gross profit was due to the increase in net sales. The increase in gross profit as a percentage of net sales was the result of favorable product mix and lower product costs from our suppliers.

        In the sunglasses and prescription frames segment, gross profit increased by $9.2 million, or 34.9%, from $26.4 million in fiscal 2007 to $35.5 million in fiscal 2008. As a percentage of net sales, gross profit increased from 42.7% to 45.0% in the corresponding periods. The dollar increase in gross profit was due to the increase in net sales combined with our Dioptics acquisition, which contributed $1.0 million of gross profit. The increase in gross profit as a percentage of net sales was the result of increased sales to a major retailer that carried higher gross margins, partially offset by increased sales of a promotional program to a different major retailer that carried lower gross margins.

        In the costume jewelry segment, gross profit decreased by $4.5 million, or 43.5%, from $10.4 million in fiscal 2007 to $5.9 million in the fiscal 2008. As a percentage of net sales, gross profit decreased from 41.6% to 35.4% in the corresponding periods. The dollar decrease in gross profit was due to a loss of business at a major customer. The decrease in gross profit as a percentage of net sales was the result of lower sales to a major retailer that carried higher gross margin than the balance of the retailer portfolio.

        In the international segment, gross profit decreased by $0.9 million, or 4.0%, from $22.6 million in fiscal 2007 to $21.7 million in fiscal 2008. As a percentage of net sales, gross profit increased from 62.9% to 64.2% in the corresponding periods. The dollar decrease in gross profit was due to the decreases in net sales. The increase in gross profit as a percentage of net sales resulted from higher sales of more profitable reading glasses in Canada, partially offset by higher product returns in the U.K.

        Selling Expenses.    Selling expenses increased by $7.1 million, or 10.3%, from $68.7 million in fiscal 2007 to $75.8 million in fiscal 2008. As a percentage of net sales, selling expenses increased from 28.6% to 29.6% in the corresponding periods. The increase in selling expenses was due to higher depreciation expenses of $2.2 million related to increased number of display fixtures placed in service, increased field service costs of $1.6 million due to the increased number of customer store locations, increased variable selling costs resulting from higher sales volume, incremental selling expenses from our Dioptics acquisition of $0.5 million, and increased personnel, costs including stock compensation charges.

        General and Administrative Expenses.    General and administrative expenses increased by $3.7 million, or 17.5%, from $21.2 million in fiscal 2007 to $24.9 million in fiscal 2008. As a percentage of net sales, general and administrative expenses increased from 8.8% to 9.7% in the corresponding periods. The dollar increase was the result of incremental costs associated with being a public company, which include Sarbanes-Oxley implementation and related costs, incremental compensation costs, including stock compensation charges, to support our growth, and $0.3 million of incremental expenses from our Dioptics acquisition.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.9 million, or 13.9%, from $6.2 million in fiscal 2007 to $5.3 million in fiscal 2008. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives, partially offset by $0.1 million of amortization of acquired Dioptics intangible assets.

        Abandoned Lease Charge.    During fiscal 2007, the Company recorded a total of $4.4 million in abandoned lease charges as a result of the continued vacancy of our Miramar, Florida facility. This charge assumed that the remaining space of this facility will remain vacant through the end of the lease term in April 2011.

        Interest Expense.    Interest expense decreased $18.3 million, or 74.3%, from $24.7 million in fiscal 2007 to $6.4 million in fiscal 2008. This decrease was primarily due to lower average indebtedness and lower borrowing costs along with the elimination of a $2.8 million charge related to the early extinguishment of debt recognized in 2007 as a result of payment from initial public offering proceeds.

        Income Taxes.    Provision for income taxes increased from $0.3 million, or 5.5% of pre-tax income, in fiscal 2007 to $10.3 million, or 36.9% of pre-tax income in fiscal 2008. This increase was related to the 2007 release of a portion of the $4.5 million valuation allowance we had previously recorded against U.S. deferred tax assets. We recorded that allowance in prior periods based on our determination at the time that it was more likely than not that our U.S. deferred tax assets would not be realized (primarily due to cumulative losses in the periods preceding recording of the allowance). As a result of improved operating results in the U.S. and our assessment of expected future results in the U.S., we determined that it was more likely than not that a substantial portion of our U.S. deferred tax assets would be realized and released most of our valuation allowance, recognizing an income tax benefit of $3.4 million.

        Net Income.    For the reasons described above, our net income increased by $12.3 million, or 261.5%, from $4.7 million in fiscal 2007 to $17.0 million in fiscal 2008.

        Strategic Review of Jewelry Segment.    As previously announced, we are conducting a strategic review of our jewelry segment. Depending on the actions we take as a result of that review, we may experience returns from customers, asset write-offs, loss on sale of assets and/or shutdown costs, any of which may result in material charges and could adversely impact our financial condition and operating results.

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

        In the costume jewelry segment, net sales decreased by $3.3 million, or 11.6%, from $28.2 million in fiscal 2006 to $24.9 million in fiscal 2007. This decrease was primarily due to the strategic decision to reduce participation in promotional programs and the reduction of retail space allocated for our product at a major customer.

        In the international segment, net sales increased by $7.0 million, or 24.2%, from $28.9 million in fiscal 2006 to $36.0 million in fiscal 2007. This increase was primarily driven by strong sales across all segments in Canada as well as a non-prescription reading glasses roll-out launched in the U.K.

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

        Selling Expenses.    Selling expenses increased by $13.3 million, or 23.9%, from $55.5 million in fiscal 2006 to $68.7 million fiscal 2007. As a percentage of net sales, selling expenses increased from 26.5% to 28.6% in the corresponding periods. The increase in selling expenses was due to $4.9 million of expenses in connection with our Foster Grant television and Magnivision print advertising campaign launched in 2007; higher field service costs of $2.5 million as a result of increased volume and a dedicated investment towards our field service management; higher freight charges of $1.8 million due to higher fuel costs and an increased volume of direct-to-store shipments; higher personnel costs of $1.7 million as a result of increased headcount to support expansion of business.

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

        Interest Expense.    Interest expense increased $2.8 million, or 12.6%, from $22.0 million in fiscal 2006 to $24.7 million in fiscal 2007. This increase was due to a $2.8 million charge related to the early extinguishment of debt under our old credit facility.

        Income Taxes.    Provision for income taxes decreased from $4.2 million in fiscal 2006 to $0.3 million in fiscal 2007. This decrease was primarily related to the release of a portion of the $4.5 million valuation allowance we had previously recorded against U.S. deferred tax assets. We recorded that allowance in prior periods based on our determination at the time that it was more likely than not that our U.S. deferred tax assets would not be realized (primarily due to cumulative losses in the periods preceding recording of the allowance). As a result of improved operating results in the U.S. and our assessment of expected future results in the U.S., we determined that it was more likely than not that a substantial portion of our U.S. deferred tax assets would be realized and released most of our valuation allowance, recognizing an income tax benefit of $3.4 million. This benefit was offset by a $1.5 million charge to establish a deferred tax liability related to the future recognition of certain foreign deferred tax assets in the U.S.

        Net Income (Loss).    For the reasons described above, our net income increased by $7.7 million, or 258.0%, from a loss of $3.0 million in fiscal 2006 to income of $4.7 million in fiscal 2007.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically, display fixtures), debt service and to fund possible future acquisitions. Our primary sources of cash have been cash flow from operations, net proceeds from our initial public offering and borrowings under our credit facility. As of January 3, 2009, we had $2.1 million of cash and $37.2 million available under our revolving credit facility. As of December 29, 2007, we had $4.6 million of cash and $54.7 million available under our revolving credit facility.

        As a result of our current capital structure and credit facility, we believe that our cash flow from operations, available cash and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least fiscal 2009. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, current worldwide economic conditions, including without limitation the reduction in available credit to businesses and consumers, the destruction of value in investment portfolios, and the deepening unemployment and corresponding reductions in consumer spending, may substantially reduce demand for our products, which could have a materially adverse effect on our liquidity and results of operations.

        To the extent we decide to pursue one or more strategic acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$34,313	$10,913	$(903)
Investing activities	(48,906)	(15,472)	(13,948)
Financing activities	8,639	(504)	11,105
Effect of exchange rates on cash balances	3,484	(33)	841

Decrease in cash	$(2,470)	$(5,096)	$(2,905)

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

        Operating Activities.    During fiscal 2008, the Company generated $34.3 million in cash from operating activities compared to $10.9 million in fiscal 2007. The increase in operating cash flow was due to net income that was higher by $12.3 million and increases in accounts payable. The decrease in cash used to pay accounts payable was primarily the result of increased payments in 2007 for purchases to support new business at a major customer at the end of fiscal 2006.

        Net cash provided by operating activities increased by $11.8 million to $10.9 million in fiscal 2007 from a use of $0.9 million in fiscal 2006. The increase in operating cash flow was due to higher net income of $7.7 and decreases in accounts receivable and accounts payable. The decrease in accounts receivable was a result of timing of cash collections in fiscal 2007 as compared to fiscal 2006. The decrease in accounts payable was the result of increased purchases to support new business at a major customer at the end of fiscal 2006.

        Investing Activities.    Net cash used in investing activities increased from $15.5 million in fiscal 2007 to $48.9 million in fiscal 2008. The increase in net cash used in investing activities was due to the acquisition of Dioptics Medical Products, Inc.

        Net cash used in investing activities increased from $13.9 million in fiscal 2006 to $15.5 million in fiscal 2007. The increase in net cash used in investing activities was primarily due to incremental display fixture costs associated with the addition of new customers and a $3.0 million purchase price adjustment recorded in 2006 related to the Magnivision acquisition.

        Financing Activities.    Net cash provided by financing activities increased by $9.1 million to $8.6 million in fiscal 2008 from a use of $0.5 million in fiscal 2007. The increase in net cash provided by financing activities was due to additional borrowings under our revolving debt facility to finance our acquisition of Dioptics partially offset by scheduled payments on our term debt.

        Net cash used in financing activities decreased by $11.6 million from $11.1 million in fiscal 2006 to a use of $0.5 million in fiscal 2007. The decrease in net cash used in financing activities was due to the $93.8 million of cash proceeds we received in connection with our initial public offering; $120.0 million of borrowings under our new credit facility and a $5.0 million decrease in our net borrowings under our revolving line of credit. These proceeds were offset by long-term debt payments of $220.7 million to extinguish our old credit facility and $1.1 million of financing fee payments in connection with our refinancing.

Capital Expenditures

        Our capital expenditures were $14.6 million and $15.5 million for fiscal 2008 and 2007, respectively. The majority of our capital expenditures related to permanent display fixtures, which we provide in our customers' retail locations. We typically depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At January 3, 2009, we had outstanding commitments for capital expenditures of $3.1 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Facility

        On December 19, 2007, we refinanced our then-existing credit facility. The facility is comprised of (a) a $75.0 revolving credit facility, which may be increased by up to an additional $50.0 million with the consent of our existing or additional lenders; and (b) a $100.0 million term loan facility. Interest rates for borrowings under the new facility are determined based upon our leverage ratio. Interest rates were initially priced at 1.75% above LIBOR and then may range from 1.00% to 2.25% above the LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million commencing on March 31, 2008. The term loan facility will mature on December 19, 2012. Amounts due under the new facility are collateralized by a pledge of 100% of the Company's tangible and intangible assets. The Company will also pay commitment fees and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending on the Company's leverage ratio.

        As of January 3, 2009, we had outstanding indebtedness of $92.5 million under our term loan facility, $37.5 million outstanding under our revolving credit facility and $0.3 million committed under standby letters of credit. Our borrowing availability thereunder was $37.2 million. The interest rate on the term loan facility is at the three-month LIBOR rate plus 1.75% (3.21% as of January 3, 2009). The interest rate on $30.0 million of the revolving credit facility is at the one-month LIBOR rate plus 1.75% (2.22% as of January 3, 2009). The remaining balance of the revolving credit facility is subject to an interest rate of prime plus 0.75% (4.00% as of January 3, 2009).

        Our credit facility contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. Our credit facility also requires that we comply with a leverage ratio and fixed charge coverage ratio covenants. Our acquisition of Dioptics Medical Products, Inc. was executed in accordance with the terms and conditions of our credit facility. As of January 3, 2009, the Company was in compliance with these covenants. For a description of risks associated with our credit facility, see "Risk Factors."

Contractual Obligations and Other Commitments

        As of January 3, 2009, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations(1)	$92,866	$15,199	$45,167	$32,500	$—
Interest payment obligations(2)	9,316	3,560	4,927	829	—
Operating lease obligations(3)	7,118	3,049	3,871	198	—
Minimum royalty obligations(4)	1,894	711	1,183	—	—
Purchase obligations(5)	35,034	35,034	—	—	—

Total(6)	$146,228	$57,553	$55,148	$33,527	$—

(1)
Includes obligations to pay principal only under our new credit facility and capital lease obligations. No interest expense is included. Assumes that principal payments under our credit facility are made as originally scheduled.

(2)
Represents estimated interest payments to be made on our variable rate debt. Assumes that principal payments are made as originally scheduled. Interest rates used to determine interest payments for variable rate debt are based upon the interest rate in effect on January 3, 2009.

(3)
Net of subleases.

(4)
Consists of obligations for future minimum royalties pertaining to licensed brands to be paid to third-party licensors.

(5)
Represents purchase orders related to inventory and display fixtures.

(6)
Excludes approximately $11.3 million of income tax liabilities that have been recorded in other long-term liabilities in our consolidated balance sheet as of January 3, 2009, in accordance with FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.

Off-Balance Sheet Arrangements

        As of January 3, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Management believes that the estimates and judgments reflected in the financial statements included in this Form 10-K were reasonable based on the information available at the respective times. Actual circumstances could differ from those estimates, and any such differences may materially affect our reported results. The estimates and assumptions that management believes are the most significant in preparing our financial statements are described below.

Revenue Recognition

        Sales are recognized when revenue is realized or realizable and has been earned. We recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. We also maintain destination-based terms with a limited number of customers in the United States and with all our customers in the United Kingdom and Mexico pursuant to which we recognize revenue upon confirmation of receipt by the customer. In addition, prior to revenue recognition, we require persuasive evidence of an arrangement, that the price is fixed or determinable, and that collection is reasonably assured. A provision for anticipated returns is recorded as a reduction in sales in the same period as the revenue in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists. We account for certain customer promotional payments, volume rebates, cooperative advertising, product placement fees and other discounts as a reduction of revenue under the guidance issued by the FASB's Emerging Issues Task Force (EITF) in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). We also enter into multi-year supply agreements with many of our customers, some of which have minimum purchase requirements. Upfront payments and credits to customers are recorded as a reduction of revenue when the customer has earned the credits based on the purchase order or sales contract and are provided for based on our estimates.

Product Returns, Markdowns and Contractual Allowances

        Net sales, as reported in our consolidated statements of operations, represent gross shipments to our customers less provisions and charges for product returns, markdowns, damages and contractual allowances. We regularly review and revise our estimates of returns, markdowns and contractual allowances, which are recorded at the time of sale based upon our historical experience in light of actual returns, planned product discontinuances and promotional sales and our estimates and judgments regarding future product sales to our customers. We record returns and markdowns as a reduction to sales and as a reserve against accounts receivable on our consolidated balance sheet. Actual product returns, markdowns and contractual allowances, as well as realized value on product returns, may differ significantly, either favorably or unfavorably, from our estimates.

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

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods. We provide inventory allowances for excess, slow moving and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of goods sold. Assumptions about future demand are among the primary factors used to estimate market value. At the time of the loss recognition, which is recorded to cost of goods sold, a newer, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis. Inventory management is a primary management focus as we balance the need to maintain adequate inventory levels to ensure timely customer order fulfillment against the risk of obsolescence because of changing fashion trends and customer requirements.

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

Valuation of Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. The fair value of identified intangible asset is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill and indefinite-lived intangibles for impairment annually or more frequently if events or circumstances indicate impairment may exist. We generally complete our annual analysis of goodwill during our fourth fiscal quarter or more frequently if impairment indicators arise. We apply a two-step fair value-based test to assess goodwill impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying value may not be realizable.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $115.6 million and $70.2 million at January 3, 2009 and December 29, 2007, respectively. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.

Stock-Based Compensation

        We have a stock-based compensation plan for employees and non-employee members of our board of directors. Under this plan, we grant restricted stock units and options to purchase our shares at or above the fair market value of our shares. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires us to measure all stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We use the Black-Scholes option pricing model to value the options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the option, (2) risk-free interest rate, (3) expected dividend yield and (4) expected stock price volatility.

Concentration of Credit Risk

        We must estimate the collectibility of our accounts receivable. Management specifically analyzes accounts receivable balances in view of customer credit worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Three customers together accounted for 67% and 55% of our accounts receivable at January 3, 2009 and December 29, 2007, respectively. To reduce credit risk, we purchase credit insurance, as we deem appropriate. Historical write-offs, as a result of uncollectibility, have been less than 1% of net sales annually.

Income Taxes

        Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, state taxes, and the tax impact of non-U.S. operations. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

        At January 3, 2009 and December 29, 2007, our total valuation allowance was $2.9 million and $2.6 million, respectively, due to foreign net operating loss carry forwards and foreign tax credits. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of January 3, 2009, we had $92.5 million outstanding under the term loan facility and $37.5 million outstanding under the revolving credit facility. The term loan facility bore interest of 1.75% above three-month LIBOR, or 3.21% at January 3, 2009. $30.0 million of the revolving credit facility bore interest of 1.75% above one-month LIBOR, or 2.22% at January 3, 2009. The remaining balance of the revolving credit facility bore interest of 0.75% above prime or 4.00% at January 3, 2009. A hypothetical change in the interest rate of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.8 million.

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

        The Swap has been designated as a cash flow hedge under SFAS No. 133 and we record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax, and reclassify the gains and losses to interest expense during the hedged interest payment period.

        We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries, and our Mexico joint venture. Assets and liabilities of these entities are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included as other income (expense) in the accompanying consolidated statements of operations. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts would not have a material impact on our annual results of operations and cash flows.

Item 8    Financial Statements and Supplementary Data.

        The response to this Item is included as a separate section of this report immediately following Item 15.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Annual Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009, the last day of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework."

        Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of January 3, 2009, the internal control over financial reporting of Dioptics Medical Products, Inc. ("DMP"), which we acquired on November 26, 2008. Due to the short time between the acquisition and the end of the fiscal year, it was not possible for management to conduct an assessment of DMP's internal controls. At year-end, our DMP subsidiary had assets of $68.2 million (of which $50.6 million represents goodwill and intangible assets included within the scope of the assessment), constituting 25% of our total assets. DMP generated total revenue of $2.1 million (or less than 1% of our total 2008 revenue) that was included in our consolidated financial statements as of and for the year ended January 3, 2009.

        Based on its assessment, our management concluded that, as of January 3, 2009, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is below.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. One should not project any evaluation of effectiveness to future periods because controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
FGX International Holdings Limited:

        We have audited FGX International Holdings Limited's internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FGX International Holdings Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, FGX International Holdings Limited maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of January 3, 2009, the internal control over financial reporting of Dioptics Medical Products, Inc. ("DMP"), which was acquired on November 26, 2008. Due to the short time between the acquisition and the end of the fiscal year, it was not possible for management to conduct an assessment of DMP's internal controls. At year-end, the DMP subsidiary had assets of $68.2 million (of which $50.6 million represents goodwill and intangible assets included within the scope of the assessment), constituting 25% of the Company's total assets. DMP generated total revenue of $2.1 million (or less than 1% of the Company's total 2008 revenue) that was included in the Company's consolidated financial statements as of and for the year ended January 3, 2009. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DMP.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island March 11, 2009

Changes in Internal Controls over Financial Reporting

        No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended January 3, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B    Other Information.

        As of March 12, 2009, the Company entered into a Director and Officer Indemnification Agreement, in the form filed as Exhibit 10.20 to Form S-1/A (Registration No. 33-139525) on June 28, 2007, with Alfred J. Verrecchia, a newly appointed director.

PART III

Item 10    Directors, Executive Officers and Corporate Governance.

Executive Officers

        Set forth below is a list of our executive officers, their ages and positions, and a brief description of the recent business experience of each one.

Name	Age	Position
Alec Taylor	55	Chief Executive Officer and Director
John H. Flynn, Jr.	58	President
Anthony Di Paola	42	Executive Vice President, Chief Financial Officer and Treasurer
Steven Crellin	48	Executive Vice President, Sales and President, Dioptics Medical Products, Inc.
Jeffrey J. Giguere	48	Executive Vice President, General Counsel and Secretary
Gerald Kitchen	60	Executive Vice President, Operations
Richard Kornhauser	54	Executive Vice President, Chief Marketing Officer
Robert Grow	51	Executive Vice President, Product Development
Richard Christy	46	Vice President, Supply Chain Management and Customer and Field Service
Thomas Fernandes	36	Vice President, North American Sales
Timothy Swartz	45	Vice President, Licensing and Quantum Optics
Mark A. Williams	37	Vice President, Corporate Controller

        Alec Taylor, Chief Executive Officer and Director—Mr. Taylor has been our Chief Executive Officer since October 2005. Before joining us, he was President and Chief Operating Officer of Chattem, Inc., a publicly traded manufacturer and marketer of health and beauty products, toiletries and dietary supplements, from January 1998 to September 2005 and a director of Chattem from 1993 to 2005. Mr. Taylor was previously an attorney with Miller and Martin in Chattanooga, Tennessee, from 1978 to January 1998. Mr. Taylor is also a director of Constar International Inc.

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

        Anthony Di Paola, Executive Vice President, Chief Financial Officer and Treasurer—Mr. Di Paola has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 2007. Prior to that, Mr. Di Paola held various finance positions at General Electric, including Americas Controller for GE Water & Process Technologies, from February 2005 to July 2007. Mr. Di Paola previously served as Vice President and Corporate Controller of Ionics, Inc., a publicly traded supplier of water purification and wastewater treatment equipment and services, from May 2000 to February 2005, when Ionics was acquired by General Electric Company.

        Steven Crellin, Executive Vice President, Sales—Mr. Crellin has served as President of Dioptics Medical Products, Inc. since January 2009 and as our Executive Vice President, Domestic Sales since January 2006. Prior to that Mr. Crellin was our Executive Vice President, Magnivision from October 2004 to December 2005 and the Vice President, Sales of Magnivision from February 1998 to October 2004. Mr. Crellin sits on the advisory board of the National Association of Chain Drug Stores and is a director of the Sunglass Association of America Inc.

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

        Gerald Kitchen, Executive Vice President, Operations—Mr. Kitchen has served as our Executive Vice President, Operations since January 2007, and was our Vice President, Operations since September 2004 and the Vice President, Operations of our subsidiary, AAi.FosterGrant, Inc., since January 2004. Before that, Mr. Kitchen served as President of Blue Mountain Industries, Inc., a textile manufacturer, during 2003, Vice President of Global Sourcing for Roam International Limited, a luggage importer, from April 2000 to December 2002.

        Richard Kornhauser, Executive Vice President, Marketing—Mr. Kornhauser has served as Executive Vice President and Chief Marketing Officer since January, 2008. Prior to that, Mr. Kornhauser was the Vice President of Marketing for Chattem, Inc., a leading marketer and manufacturer of branded consumer products, from May 2000 to October 2007.

        Robert Grow, Executive Vice President, Product Development—Mr. Grow has served as Executive Vice President, Product Development since January 2008. Prior to that, Mr. Grow was our Vice President, Product Development from April 2004 to January 2008. From January 2000 to April 2004, Mr. Grow was the National Sales Manager.

        Richard Christy, Vice President, Supply Chain Management and Customer and Field Service —Mr. Christy has served as our Vice President, Supply Chain Management and Customer and Field Service since January 2007. Prior to that, Mr. Christy served as our Director of Supply Chain Management from February 2004 to January 2007 and Director of Supply Planning from April 2000 to February 2004.

        Thomas Fernandes, Vice President, North American Sales—Mr. Fernandes has been with us since July 2001, serving as Vice President, North American Sales since March 2009. Prior to that, Mr. Fernandes was our Vice President, Merchandising from January 2007 to February 2009, a Senior Merchandise Manager from May 2006 to December 2006 and Merchandise Manager from July 2001 to May 2006.

        Timothy Swartz, Vice President, Licensing and Quantum Optics—Mr. Swartz has served as Vice President of Licensing and Quantum Optics since November 2005. Prior to that, Mr. Swartz served as our Vice President of the Premium Eyewear Divisions/Quantum Optics from June 2002 through November 2005. In addition, Mr. Swartz served in numerous positions at Lantis Eyewear Corp., a designer and distributor of eyewear, including Vice President of the Ophthalmic Division from 1998 through June 2002.

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

Directors; Corporate Governance

        The remaining information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 20, 2009 (the "Proxy Statement") captioned "Proposal 1: Election of Directors," "Corporate Governance—Audit Committee," and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11    Executive Compensation.

        The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Executive Compensation."

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Shares Held by Principal Shareholders and Management."

        The following table sets forth information regarding our equity compensation plans as of January 3, 2009:

Plan category	Number of shares to be issued upon exercise of outstanding options or vesting of restricted stock units (a)	Weighted-average exercise price of outstanding options and restricted stock units (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,736,136	$11.22	1,295,140
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	2,736,136	$11.22	1,295,140

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

Item 14    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the information responsive thereto in the section in the Proxy Statement captioned "Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm."

PART IV

Item 15    Exhibits, Financial Statement Schedules.

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—January 3, 2009 and December 29, 2007	F-3
Consolidated Statements of Operations—For the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-4
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income (Loss)—For the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-5
Consolidated Statements of Cash Flows—For the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-6
Notes to Consolidated Financial Statements	F-7
  2.
  Financial Statement Schedules:

  •
  Schedule II—Valuation and Qualifying Accounts for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

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

        See (a)2 above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
    FGX International Holdings Limited:

        We have audited the accompanying consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FGX International Holdings Limited and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FGX International Holdings Limited's internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Providence, Rhode Island
March 11, 2009

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Balance Sheets

January 3, 2009 and December 29, 2007

(in thousands)

	January 3, 2009	December 29, 2007
ASSETS
Current assets:
Cash	$2,097	$4,567
Accounts receivable, less allowances of $26,144 and $15,839 at January 3, 2009 and December 29, 2007, respectively	52,263	53,001
Inventories	38,223	33,226
Prepaid expenses and other current assets	15,817	11,001
Deferred tax assets	16,013	10,841

Total current assets	124,413	112,636
Property, plant and equipment, net	21,011	21,349
Other assets:
Goodwill	46,747	25,357
Intangible assets, net of accumulated amortization of $29,642 and $24,330 at January 3, 2009 and December 29, 2007, respectively	68,856	44,868
Other assets	11,988	7,645

Total assets	$273,015	$211,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$37,500	$20,000
Current maturities of long-term obligations	15,199	7,661
Accounts payable	31,964	27,364
Accrued expenses	27,690	26,167
Accrued income taxes	6,005	956

Total current liabilities	118,358	82,148
Long-term obligations, less current maturities	77,863	92,778
Deferred tax liabilities	18,156	9,260
Other long term liabilities	15,284	9,174
Minority interest	1,689	1,162
Commitments and contingencies (note 14)
Shareholders' equity:
Common stock, no par value. Authorized 101,000 shares; issued 22,886 shares at January 3, 2009 and issued 21,934 shares at December 29, 2007; outstanding 22,123 shares at January 3, 2009 and outstanding 21,304 shares at December 29, 2007	—	—
Additional paid-in capital	107,048	96,180
Accumulated other comprehensive income	(2,611)	943
Accumulated deficit	(60,259)	(77,277)
Treasury stock, at cost, 630 shares at January 3, 2009 and December 29, 2007	(2,513)	(2,513)

Total shareholders' equity	41,665	17,333

Total liabilities and shareholders' equity	$273,015	$211,855

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Operations

Fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales	$256,100	$240,463	$209,208
Cost of goods sold	115,870	110,032	104,932

Gross profit	140,230	130,431	104,276
Operating expenses:
Selling expenses	75,797	68,727	55,466
General and administrative expenses	24,856	21,183	17,918
Amortization of acquired intangibles	5,312	6,172	7,597
Abandoned lease charge	—	4,407	—

Operating income	34,265	29,942	23,295
Other income (expense):
Interest expense	(6,356)	(24,710)	(21,951)
Other income (expense), net	(91)	117	154

Income before income taxes	27,818	5,349	1,498
Income tax expense	10,273	294	4,245

Income (loss) before minority interest	17,545	5,055	(2,747)
Minority interest expense	527	347	233

Net income (loss)	$17,018	$4,708	$(2,980)

Basic earnings (loss) per share	$0.80	$0.30	$(0.20)
Basic weighted average shares outstanding	21,311	15,941	14,838
Diluted earnings (loss) per share	$0.79	$0.29	$(0.20)
Diluted weighted average shares outstanding	21,437	16,010	14,838

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Shareholders'

Equity (Deficit) and Comprehensive Income (Loss)

Years ended January 3, 2009, December 29, 2007 and
December 30, 2006

(in thousands)

	Common stock			Accumulated other comprehensive income (loss)			Total shareholders' equity (deficit)
			Additional paid-in capital		Accumulated deficit	Treasury stock		Comprehensive income (loss)
	Shares	Par value
Balance, December 31, 2005	14,837	$—	$—	$178	$(79,005)	$(2,437)	$(81,264)
Stock-based compensation expense for vesting of stock options	—	—	1,499	—	—	—	1,499	—
Foreign currency translation adjustment	—	—	—	516	—	—	516	516
Net loss	—	—	—	—	(2,980)	—	(2,980)	(2,980)

Comprehensive loss for the year ended December 30, 2006								$(2,464)

Balance, December 30, 2006	14,837	—	1,499	694	(81,985)	(2,437)	(82,229)
Net proceeds from issuance of common stock	6,667	—	93,817	—	—	—	93,817	—
Redemption of common shares	(200)	—	—	—	—	(76)	(76)	—
Stock-based compensation expense for vesting of stock options	—	—	864	—	—	—	864	—
Foreign currency translation adjustment	—	—	—	249	—	—	249	249
Net income	—	—	—	—	4,708	—	4,708	4,708

Comprehensive income for the year ended December 29, 2007								$4,957

Balance, December 29, 2007	21,304	—	96,180	943	(77,277)	(2,513)	17,333
Shares issued for purchase of acquired business	952	—	9,909	—	—	—	9,909	—
Redemption of common shares	(133)	—	(1,484)	—	—	—	(1,484)	—
Stock-based compensation expense for vesting of stock options	—	—	2,443	—	—	—	2,443	—
Revaluation of financial instrument (net of tax of $599)	—	—	—	(898)	—	—	(898)	(898)
Foreign currency translation adjustment (net of tax of $185)	—	—	—	(2,656)	—	—	(2,656)	(2,656)
Net income	—	—	—	—	17,018	—	17,018	17,018

Comprehensive income for the year ended January 3, 2009								$13,464

Balance, January 3, 2009	22,123	$—	$107,048	$(2,611)	$(60,259)	$(2,513)	$41,665

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Cash Flows

Fiscal Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

(in thousands)

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income (loss)	$17,018	$4,708	$(2,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,296	18,871	18,416
Abandoned lease charge	—	4,407	—
Non-cash stock option compensation	2,443	864	1,499
Minority interest	527	347	233
Deferred income taxes	(7,429)	(7,824)	559
Loss on disposal of property, plant and equipment	242	—	543
Changes in assets and liabilities:
Accounts receivable	(1,065)	6,532	(22,486)
Inventories	(3,067)	1,430	(6,181)
Prepaid expenses and other current assets	(2,975)	(3,822)	(3,202)
Other assets	2,299	637	(1,854)
Accounts payable	2,996	(16,781)	15,629
Accrued expenses and other long-term liabilities	(1,859)	2,358	(1,486)
Accrued income taxes	4,887	(814)	407

Net cash provided by (used in) operating activities	34,313	10,913	(903)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,583)	(15,472)	(10,948)
Purchase of acquired business, net of cash acquired	(34,323)	—	(3,000)

Net cash used in investing activities	(48,906)	(15,472)	(13,948)

Cash flows from financing activities:
Net borrowings under revolving note payable	17,500	7,500	12,500
Proceeds from issuance of long term debt	—	120,000	—
Payments on long-term obligations	(7,377)	(220,650)	(1,268)
Net proceeds from initial public offering	—	93,817	—
Payment of financing fees	—	(1,095)	—
Purchase of financial instrument	—	—	(127)
Redemption of common stock	(1,484)	(76)	—

Net cash provided by (used in) financing activities	8,639	(504)	11,105

Effect of exchange rate changes on cash	3,484	(33)	841

Net increase (decrease) in cash	(2,470)	(5,096)	(2,905)
Cash, beginning of period	4,567	9,663	12,568

Cash, end of period	$2,097	$4,567	$9,663

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

(2) Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 did not have a material impact on our condensed consolidated balance sheet and result of operations.

        Effective at the beginning of 2009, the Company is required to prospectively adopt the provisions of Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements", ("SFAS 160") which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders' equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. The presentation and disclosure provisions of SFAS 160 are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS 160 to have an impact on its consolidated balance sheet or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about the Company's derivative and hedging activities. SFAS 161 will be effective as of the beginning of the Company's 2009 fiscal year. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated balance sheet or results of operations.

        Effective at the beginning of 2009, the Company is required to prospectively adopt the provisions of Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations", ("SFAS 141R"), which makes certain modifications to the accounting for business combinations. These changes include (1) the requirement for an acquirer to recognize all assets acquired and liabilities assumed at their fair value on the acquisition date; (2) the requirement for an acquirer to recognize assets or liabilities arising from contingencies at fair value as of that acquisition date; and (3) the requirement that an acquirer expense all acquisition related costs. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2009.

        In 2009 the Company will adopt the remaining provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS 157") for non-financial assets. The adoption of these provisions will not have an impact on the Company's statements of operations or statement of financial position.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

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

  (b)   Fiscal Year-End

        The Company's fiscal year ends on the Saturday closest to December 31. Fiscal 2008 reflects a 53-week period, and fiscal 2007 and 2006 each reflect a 52-week period.

  (c)   Stock Split

        On October 18, 2007, the Company (i) amended its Memorandum and Articles of Association to increase its authorized shares to 101,000,000 and (ii) effected a 242,717 to one stock split of its ordinary shares. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect the split.

  (d)   Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at January 3, 2009 or December 29, 2007.

  (e)   Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods. Inventory reserve adjustments are considered permanent decreases to the cost basis of the inventory and are recorded in cost of goods sold in the Company's Consolidated Statements of Operations.

  (f)    Advertising Costs

        Advertising costs, which are included in selling expenses, are expensed when the advertisement first takes place. Advertising expense was approximately $6.1 million, $6.6 million and $1.4 million for fiscal 2008, 2007 and 2006, respectively.

  (g)   Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is recognized over the estimated useful lives indicated below on a straight-line or accelerated basis. Leasehold improvements are

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

amortized over the shorter of the lease term or estimated useful life of the asset. Fully depreciated displays are written off to the respective accumulated depreciation account each year.

Asset classification	Estimated useful life
Building and improvements	10-20 years
Display fixtures	Up to 3 years
Furniture, fixtures and equipment	3-5 years
Leasehold improvements	Shorter of useful life or lease term

  (h)   Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset or asset group is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset or asset group. The Company evaluates its long-lived assets if impairment indicators arise. The Company evaluates each of its reporting units with goodwill and indefinite-lived intangibles during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

        Intangible assets consist of trademarks, customer relationships and patents. Trademarks, customer relationships and patents, acquired in business combinations, are recorded at their estimated fair value at the date of the combination. The Company has determined that currently owned trademarks have indefinite useful lives, customer relationships have a weighted average estimated useful life of 15 years and patents have a weighted average estimated useful life of 7 years. The Company is amortizing the recorded amount of the customer relationships on an accelerated basis and the patents on a straight-line basis over their estimated useful lives. The amortization method of the customer relationships is accelerated based on a projected economic value of the asset over its useful life.

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

        The Company accounts for certain customer promotional payments, volume rebates, cooperative advertising, product placement fees and other discounts as a reduction of revenue under the guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). The Company also enters into multi-year supply agreements with many of its customers that often have minimum purchase requirements. Upfront payments and credits to our customers associated with these multi-year agreements are recorded to "Other assets" in our Consolidated Balance Sheets and are recorded net of accumulated amortization. Amortization of these payments and credits is recorded as earned by our customers over the contract term and are recorded as a reduction of revenue. When the payment or credit has been fully amortized, the asset and related amortization are written off. Amortization estimated to be earned by our customers and charged to operations during the next twelve months is classified as "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

  (j)    Shipping and Handling

        Shipping and handling costs are recorded as a component of selling expenses. Any shipping and handling billed to customers is recognized as a component of net sales. Shipping and handling billed to customers is not significant for any of the periods presented.

  (k)   Net Income (Loss) Per Share

        The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units and stock options using the treasury stock method. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Net income (loss)	$17,018	$4,708	$(2,980)

Shares used in computing basic net income (loss) per share	21,311	15,941	14,838
Effect of dilutive securities	126	69	—

Shares used in computing diluted net income (loss) per share	21,437	16,010	14,838

Net income (loss) per share—basic	$0.80	$0.30	$(0.20)

Net income (loss) per share—diluted	$0.79	$0.29	$(0.20)

Antidilutive potential common shares excluded from the computation above	1,148	1,285	1,065

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

  (l)    Comprehensive Income (Loss)

        The Company's other comprehensive earnings (loss) for the years 2008, 2007 and 2006 consist of the following:

	2008	2007	2006
	(in thousands)
Revaluation of financial instrument	$(898)	$—	$—
Foreign currency translation adjustments	(2,656)	249	516

Other comprehensive earnings (loss)	$(3,554)	$249	$516

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

  (n)   Financial Instruments

        The Company's financial instruments include cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At January 3, 2009, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at January 3, 2009 also include long-term borrowings (see note 10 for carrying cost and related fair values).

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

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

        On March 10, 2008, the Company entered into an interest rate swap agreement (the "Swap") to manage its exposure to floating interest rate risk on its term loan facility. The Swap has been designated as a cash flow hedge under SFAS No. 133 and the Company will record the effective portion of any change in the fair value as other comprehensive income (loss), and reclassify the gains and losses to interest expense during the hedged interest payment period.

  (r)   Supplemental Cash Flow Disclosures

        Cash paid during fiscal years 2008, 2007 and 2006 for interest and income taxes is as follows:

	Fiscal
	2008	2007	2006
	(in thousands)
Interest	$6,234	$21,862	$21,437
Income taxes	9,592	4,307	3,017

        The Company had the following noncash activities related to acquired equipment financed with capital lease obligations for fiscal years 2008, 2007 and 2006:

(in thousands)
Fiscal Year:
2008	$258
2007	234
2006	—

        In 2006, the Company also concluded a settlement of the working capital adjustment related to the Magnivision acquisition and accordingly reduced goodwill by approximately $0.8 million (see note 14).

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(4) Acquisition

        On November 26, 2008, the Company, through a subsidiary, acquired all of the outstanding common shares of Dioptics Medical Products, Inc.("DMP"), a designer and marketer of sunglasses and optical accessories, in exchange for 952,380 of the Company's ordinary shares and $34.3 million in cash (net of cash acquired), subject to a working capital adjustment. The Company's shares have been valued at $9.9 million, which was recorded as part of the purchase price and to Additional Paid-in Capital. This value was determined by calculating the average closing price of the shares two days before, the day of, and two days after the closing. The cash consideration includes $1.5 million of direct acquisition costs and is net of $2.2 million cash acquired. FGX funded the cash portion of the transaction with borrowings from its existing revolving credit facility. On March 10, 2009, the working capital adjustment was finalized and resulted in a $0.1 million addition to the purchase price, which is not reflected in the preliminary purchase price below. Results of Dioptics operations from November 26, 2008, the closing date, through January 3, 2009 have been included in the Company's consolidated statements of operations. These results are reported in the sunglasses and prescription frames segment.

        The following is a presentation reflecting the preliminary purchase price allocation of the assets acquired and liabilities assumed in connection with the purchase of the common stock of DMP, which includes transactions, as of November 26, 2008:

Assets Acquired and Liabilities Assumed as of November 26, 2008
(in thousands)

Cash and cash equivalents	$2,174
Accounts receivable	2,748
Inventories	3,676
Deferred tax assets	1,106
Other current assets	1,817

Total current assets	11,521
Property and equipment	917
Trademark	21,600
Patents	2,700
Customer relationships	5,000
Goodwill	21,392
Other assets	4,101

Total assets acquired	67,231

Accounts payable	1,982
Accrued expenses	2,889

Total current liabilities	4,871
Deferred tax liabilities	11,954
Other liabilities	4,000

Total liabilities	20,825

Net assets acquired	$46,406

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(4) Acquisition (Continued)

        As part of the acquisition, the Company entered into a two year lease for a facility in San Luis Obispo, California with annual lease payments amounting to $0.8 million. The Company is in the process of evaluating certain potential tax exposures that have not yet been considered in the preliminary purchase price allocation.

        Both patents and customer relationships have been deemed to have definite lives, and accordingly the value attributed to these assets will be amortized. The weighted average lives of patents, and customer relationships acquired is 11 and 14 years, respectively. The combined weighted average life of these assets is 13 years. Trademarks have been deemed to have an indefinite life and accordingly will not be amortized. The goodwill recorded for this acquisition will not be deductible for income tax purposes.

(5) Property, Plant and Equipment

	January 3, 2009	December 29, 2007
	(in thousands)
Property, plant and equipment:
Land	$1,233	$1,233
Building and improvements	6,963	6,067
Display fixtures	27,216	26,486
Furniture, fixtures and equipment	17,587	15,857
Leasehold improvements	2,898	2,893
Equipment under capital lease	3,812	3,553

	59,709	56,089
Less accumulated depreciation	38,698	34,740

	$21,011	$21,349

(6) Goodwill and Other Intangible Assets

        At January 3, 2009 and December 29, 2007, goodwill totaled $46.7 million and $25.4 million, respectively. At January 3, 2009 and December 29, 2007, $1.8 million, $23.4 million and $0.2 million of goodwill is related to the costume jewelry, non-prescription reading glass and international segments,

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Other Intangible Assets (Continued)

respectively. At January 3, 2009, $21.4 million of goodwill is related to the sunglasses and prescription frames segment. Other intangible assets were as follows:

		January 3, 2009		December 29, 2007
	Weighted Average Amortization Period
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Patents	7 years	$5,600	$2,935	$2,900	$2,175
Customer relationships	15 years	48,531	26,707	43,531	22,155

Total amortizable intangible assets	14 years	54,131	29,642	46,431	24,330

Trademarks		44,367	—	22,767	—

Total intangible assets		$98,498	$29,642	$69,198	$24,330

        The Company has recorded amortization expense of $5.3 million, $6.2 million and $7.6 million for its customer relationships and patents during fiscal 2008, 2007 and 2006, respectively.

        Goodwill and trademarks are not being amortized as they have been determined to have indefinite lives.

        Estimated annual amortization expense for the next five years and thereafter is as follows, and there are no expected residual values related to these amortizable intangible assets:

(in thousands)
Years:
2009	$4,687
2010	3,900
2011	3,299
2012	2,745
2013	2,261
Thereafter	7,597

$24,489

(7) Accrued Expense

        Accrued expenses are comprised of the following as of January 3, 2009 and December 29, 2007:

	January 3, 2009	December 29, 2007
	(in thousands)
Accrued customer allowances	13,198	13,538
Accrued lease obligation (Note 14)	1,510	1,485
Accrued bonuses	2,772	2,717
Other	10,210	8,427

	$27,690	$26,167

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(8) Credit Agreements

        The Company has a senior secured credit facility ("December 2007 Credit Agreement") that is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility . Interest rates for borrowings under the credit facility are determined based upon the Company's leverage ratio. Interest rates were initially priced at 1.75% above the London interbank offered rate (LIBOR) and then range from 1.00% to 2.25% above the LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. Amounts due under both facilities are collateralized by a pledge of 100% of the Company's tangible and intangible assets. The Company will also pay commitment fees and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending on the Company's leverage ratio.

        As of January 3, 2009, the term loan facility bears interest at LIBOR (1.46% as of January 3, 2009) plus 1.75%. The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1,875 to $8,125 which commenced on March 31, 2008. The term loan facility and the revolving credit facility will mature on December 19, 2012. As of January 3, 2009, the Company had outstanding indebtedness of $92.5 million under the term loan facility, $37.5 million outstanding under the revolving credit facility and $0.3 million committed under standby letters of credit. The Company's borrowing availability under the revolving credit facility was $37.2 million.

        The December 2007 Credit Agreement requires that the Company comply with a leverage ratio covenant and a fixed charge ratio covenant. The credit facility contains customary affirmative and negative covenants that, among other things, limit the ability of the Company and its subsidiaries to pay certain dividends; incur additional indebtedness or liens; make certain investments, restricted payments, or acquisitions and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of January 3, 2009, the Company is in compliance with the required restrictive covenants.

(9) Swap Agreement

        On March 10, 2008, the Company entered into an interest rate swap agreement (the "Swap") to manage the Company's exposure to floating interest rate risk on our term loan facility. The Swap had an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the term loan facility. Currently, the Company is borrowing under the term loan facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our term loan facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our term loan facility) through December 19, 2012.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(10) Long-Term Obligations

        Long-term obligations consist of the following as of January 3, 2009 and December 29, 2007:

	January 3, 2009	December 29, 2007
	(in thousands)
Term loan facility under the December 2007 Credit Agreement due December 19, 2012, 20 consecutive quarterly graduating installments beginning March 31, 2008 with payments ranging from $1,875 to $8,125, interest based on LIBOR of 1.46% (January 3, 2009) plus 1.75%	$92,500	$100,000
Capital lease obligation of computer equipment, payable in monthly installments of principal and interest of $8 through August 2011, interest at 5.99% per annum	225	—
Capital lease obligation of computer equipment, payable in monthly installments of principal and interest of $12 through February 2008, interest at 5.66% per annum	—	61
Capital lease obligations of office equipment, payable in monthly installments of principal and interest of $6 and $4 through April 2010, interest rates ranging from 6.22% to 6.80% per annum	141	250
Deferred compensation plan (Note 13)	196	128

	93,062	100,439
Less current maturities	15,199	7,661

	$77,863	$92,778

        At January 3, 2009, the fair value of the term loan facility was approximately $89.3 million.

        Future minimum payments under these agreements are as follows as of January 3, 2009:

(in thousands)
Years:
2009	$15,199
2010	17,613
2011	27,554
2012	32,500
2013	—
Thereafter	—

$92,866

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes

        Income before income taxes and minority interest consisted of the following for fiscal years 2008, 2007 and 2006:

	Fiscal
	2008	2007	2006
	(in thousands)
Domestic	$16,872	$948	$717
Foreign	10,946	4,401	781

Income before income taxes and minority interest	$27,818	$5,349	$1,498

        The components of income tax expense for fiscal years 2008, 2007 and 2006 are as follows:

	Fiscal
	2008	2007	2006
	(in thousands)
Income from continuing operations	$10,273	$294	$4,245
Other comprehensive income (loss)	(784)	—	—

Total income tax expense	$9,489	$294	$4,245

        Total federal, state, and foreign income tax expense for fiscal years 2008, 2007 and 2006 are as follows:

	Fiscal
	2008	2007	2006
	(in thousands)
Current:
Federal	$10,371	$4,663	$155
State	3,224	1,320	1,317
Foreign	3,046	2,255	2,214

	16,641	8,238	3,686

Deferred:
Federal	(5,297)	(4,897)	374
State	(1,411)	(1,038)	(318)
Foreign	109	1,399	(1,004)

	(6,599)	(4,536)	(948)

Change in valuation allowance	231	(3,408)	1,507

	(6,368)	(7,944)	559

	$10,273	$294	$4,245

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        The actual expense for fiscal years 2008, 2007 and 2006 differs from the "expected" tax expense (computed by applying the U.S. statutory federal corporate tax rate to income before income taxes and minority interest) as follows:

	Fiscal
	2008	2007	2006
	(in thousands)
Computed "expected" tax expense	$9,736	$1,872	$509
State income taxes, net of federal income tax benefit	1,178	184	660
Foreign tax differential	598	1,884	1,100
Foreign tax credit	(1,088)	(3,506)	—
Deemed foreign dividend	—	3,293	—
Nondeductible expense	38	158	133
Nondeductible compensation	70	219	509
Charitable donation	(599)	(283)	—
Change in valuation allowance	231	(3,408)	1,507
Other, net	109	(119)	(173)

	$10,273	$294	$4,245

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        Deferred income taxes relate to the following temporary differences as of January 3, 2009 and December 29, 2007:

	January 3, 2009	December 29, 2007
	(in thousands)
Deferred tax assets:
Nondeductible reserves	$8,462	$2,448
Nondeductible accruals	6,847	8,753
Other comprehensive income	729	—
Other	185	512

Gross current deferred tax assets	16,223	11,713
Less valuation allowance	(210)	(872)

Net current deferred tax assets	16,013	10,841

Net operating loss carryforwards	2,199	2,314
Tax basis of property, plant and equipment	1,822	1,984
Foreign tax credits	1,702	1,375
Other comprehensive income	599	—
Other	4,479	2,681

Gross long-term deferred tax assets	10,801	8,354
Less valuation allowance	(2,663)	(1,770)

Net long-term deferred tax assets	8,138	6,584

Deferred tax liabilities:
Intangible assets	(26,294)	(15,844)

Net long-term deferred tax liability	(26,294)	(15,844)

Net deferred tax asset (liability)	$(2,143)	$1,581

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has approximately $4.0 million of available net operating loss carryforwards in the U.S., which may be utilized and expire at various dates through 2023. The utilization of a portion of the net operating loss will be limited on an annual basis to $0.3 million as a result of the equity restructuring during 2003. The Company has approximately $1.7 million of available foreign tax credits, which may be utilized and expire at various dates through 2017. The Company has approximately $2.0 million of net operating loss carryforward in the U.K. This net operating loss does not have an expiration date.

        During fiscal 2007, the Company determined that a substantial portion of the U.S. deferred tax assets in respect of which it had established valuation allowances would more likely than not be realized in the foreseeable future. This determination was based upon the Company's improved U.S. operating results, primarily from growth in revenues, and expected future results taking into account the Company's U.S. taxable income in fiscal 2005, 2006 and fiscal 2007. The Company believed that its expectations of future operating results are reliable and are expected to produce taxable income. The Company expected that these positive factors would be sufficient to support the realization of a substantial portion of the U.S. deferred tax assets. Accordingly, $3.4 million of the valuation allowance

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

was released during fiscal 2007 and was recognized as a discrete income tax benefit in our consolidated statement of operations for fiscal 2007. The Company continued to record a full valuation allowance against all of its U.K. deferred tax assets due to the lack of positive historical operating results and projected future expected losses in the U.K.

        In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions.

        The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. The Company's major tax jurisdiction is the United States. As of January 3, 2009, the tax years that remain subject to examination in the United States for federal and state purposes are 2005 through 2008.

        As a result of the Company's fiscal 2008 and 2007 taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes it will realize the benefit of deferred tax assets, net of existing valuation allowance.

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

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of January 3, 2009, the Company has accrued approximately $1.8 million of interest and penalties related to our uncertain tax positions.

        The Company does not anticipate significant changes to the total amount of unrecognized tax benefits within the next 12 months.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        A tabular reconciliation of the gross amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal
	2008	2007
	(in thousands)
Balance at the beginning of the year	$4,421	$2,443
Gross increases in prior period position	—	469
Gross decreases in prior period position	(3,456)	(34)
Gross increases in current period position (including $3.2 million recorded in purchase accounting in 2008)	8,720	1,543
Lapse of applicable statute of limitations	(176)	—

Balance at the end of the year	$9,509	$4,421

        If the unrecognized tax benefit of $9.5 million at January 3, 2009 is recognized, approximately $4.9 million ($1.5 million in 2007) would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by the reversal of related deferred tax assets.

(12) Incentive Stock Plan

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which amends Statement of Financial Accounting Standards No. 123, as amended by No. 148, and Statement of Financial Accounting Standards No. 95, Statement of Cash Flow.

        The Company currently provides stock-based compensation under its 2007 Incentive Compensation Plan ("2007 Plan") that was approved by our shareholders prior to our initial public offering. The 2007 Plan provides for the issuance of up to 3,000,000 ordinary shares to key employees. Nonqualified stock options and restricted stock units have been granted under the 2007 Plan. Each of the grants vests over a three-year period from the date of the grant, and each option grant has an expiration date of ten years from the grant date.

        As of January 3, 2009, 1,601,660 stock options and 103,200 restricted stock units were outstanding and 1,295,140 shares were available for grant under the 2007 Plan. As of January 3, 2009, 1,031,276 stock options were outstanding under the Amended and Restated 2004 Key Executive Stock Option Plan ("2004 Plan"), and no further awards will be made under the 2004 Plan. Upon exercise of stock options or vesting of restricted stock units, shares will be issued from the Company's authorized and unissued ordinary shares.

        Stock options outstanding under the 2004 Plan include 320,385 event-based vesting options. 160,192 of these options will become exercisable upon the Company having a market capitalization for 30 consecutive trading days equal to or greater than $1.0 billion, and 160,193 options will become exercisable upon the Company having a market capitalization for 30 consecutive trading days equal to or greater than $1.5 billion.

        During fiscal 2008, the Company recognized stock compensation expense of $2.4 million, of which $1.2 million was recognized in selling expenses and $1.2 million was recognized in general and administrative expenses.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(12) Incentive Stock Plan (Continued)

        During fiscal 2007, the Company recognized stock compensation expense of $0.9 million, of which $0.3 million was recognized in selling expenses and $0.6 million was recognized in general and administrative expenses.

        During fiscal 2006, no options were granted or exercised. During fiscal 2006, the Company recognized stock compensation expense of $1.5 million, of which $0.4 million was recognized in selling expenses and $1.1 million was recognized in general and administrative expenses.

        The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average grant-date fair value of share options granted during fiscal 2008 and fiscal 2007 were $3.89 and $6.02, respectively. No options were granted in fiscal 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2008 and 2007:

	Fiscal
	2008	2007
Expected volatility	32.8%	30.0%
Dividend yield	—	—
Risk-free interest rate	2.4%	4.1%
Expected life (years)	6.0	6.0

        A summary of the changes in the Company's stock—based compensation plan for fiscal years 2008, 2007, 2006 are as follows:

	2008		2007		2006
Stock options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,813,536	$12.00	1,064,748	$9.08	1,064,748	$9.08
Granted	864,400	10.67	782,260	15.98	—	—
Exercised	—	—	—	—	—	—
Terminated	(45,000)	15.39	(33,472)	0.38	—	—

Outstanding at year end	2,632,936	11.66	1,813,536	12.00	1,064,748	9.08

Exercisable at end of year	958,300	$10.83	508,187	$8.72	305,010	$7.31

        With respect to the 2,632,936 outstanding options and 958,300 options exercisable at January 3, 2009, the weighted average remaining contractual life of these options was 8.28 years and 7.31 years, respectively. The aggregate intrinsic value of the options outstanding and options exercisable at January 3, 2009 was $6.4 million and $3.1 million, respectively.

        During fiscal 2008, the Company granted 103,200 restricted stock units, all of which were outstanding at January 3, 2009. With respect to the outstanding restricted stock units, the weighted average remaining contractual life was 2.92 years. The aggregate intrinsic value of the restricted stock units outstanding at January 3, 2009 was $1.4 million. The weighted average grant-date fair value of restricted stock units granted during fiscal 2008 was $10.72. No restricted stock units were granted in fiscal 2007 or 2006.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(12) Incentive Stock Plan (Continued)

        As of January 3, 2009 there was $7.1 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.2 years.

(13) Employee Benefit Plans

        The Company has a defined contribution profit sharing plan covering substantially all employees. The profit sharing plan allows eligible participants to make contributions in accordance with Internal Revenue Code Section 401(k). The Company makes a matching contribution of 100% of the first 3% and 50% of the next 2% of compensation that an employee contributes. These matching contributions totaled approximately $0.2 million, $0.1 million and $0.0 million for fiscal years 2008, 2007 and 2006, respectively. Under the terms of the profit sharing plan, voluntary Company contributions are made at the discretion of the Company. No profit sharing contributions were made for fiscal years 2008, 2007 and 2006.

        Effective January 1, 2007, the Company adopted a non-qualified deferred compensation plan to permit selected key employees to elect to defer a percentage of their base salary, discretionary bonuses and other performance-based compensation during any calendar year into the plan. The Company makes a matching contribution of 25% of the first 6% of an employee's enrollment-date base salary. The fair value of the plan assets and related liability was $0.2 million and $0.1 million as of January 3, 2009 and December 29, 2007, respectively, and has been recorded as other assets and as a long-term obligation in the consolidated balance sheet.

(14) Commitments and Contingencies

  (a)    Operating leases

        The Company has operating leases for certain facilities and equipment. Future minimum rental payments under these agreements are as follows as of January 3, 2009:

(in thousands)
Years:
2009	$3,049
2010	2,947
2011	924
2012	159
2013	39
Thereafter	—

$7,118

        The Company incurred rental expense for certain facilities and equipment of $2.0 million, $1.7 million and $0.9 million, for fiscal years 2008, 2007 and 2006, respectively.

        On October 1, 2004, the Company, through a subsidiary, acquired all of the outstanding common shares of Magnivision, Inc., a leading domestic designer and marketer of non-prescription reading glasses, for cash consideration of approximately $81.5 million. In connection with this acquisition, the Company assumed the lease of a distribution facility in Miramar, Florida that expires in April 2011. The initial calculation and subsequent evaluations of the lease liability are uncertain since the Company must use judgment to estimate the timing and duration of future vacancy periods and the amount and

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

timing of potential future sublease income. When estimating these costs and their related timing, the Company considered a number of factors, which include, but are not limited to, the location and condition of the property, the specific marketplace demand and general economic conditions. The liability as of January 1, 2005, which was based on an initial estimate, was $3.3 million. During fiscal 2005, the Company revised the estimate to increase the liability by $3.0 million due to a revision of sublease assumptions and made rent payments of $1.6 million. In January 2007, the Company executed a sublease agreement for approximately one-half of the facility. During fiscal 2007, the Company reevaluated the leasing market due to the deteriorating real estate market conditions in the Miramar, Florida area. This resulted in a $4.4 million abandoned lease charge in connection with the continued vacancy at this facility. This charge assumes that the remaining space of this facility will remain vacant through the end of the lease term. The liability as of January 3, 2009 and December 29, 2007 is $4.0 million and $5.5 million, respectively, of which $1.5 million is included in accrued expenses and $2.5 million is included on other long-term liabilities in the consolidated balance sheets.

        Included in the future minimum rental payments as of January 3, 2009 is $4.1 million for rent related to the operating lease for the facility that was assumed in connection with the purchase of Magnivision, Inc. This amount assumes a sublease for approximately one-half of the closed Miramar, Florida facility for the remaining contractual term of the Company's underlying lease until April 2011.

  (b)    Royalties

        The Company has several agreements that require royalty payments to brand licensors based on a percentage of certain net product sales, subject to specified minimum payments.

        Future minimum royalty obligations relating to these agreements are as follows as of January 3, 2009:

(in thousands)
Years:
2009	$711
2010	609
2011	574
2012	—
2013	—
Thereafter	—

$1,894

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(15) Share Repurchase Program

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Board. During the fiscal year ended January 3, 2009, the Company repurchased a total of 133,788 ordinary shares for an aggregate purchase price of approximately $1.5 million. All of these purchases were made in the open market and repurchased shares were returned to the status of authorized and unissued. At January 3, 2009, the Company had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program. In February 2009, the share repurchase program was extended to February 2010.

        During fiscal 2007, the Company repurchased 200,005 ordinary shares owned by a former member of management for $0.1 million. The cost was recorded as Treasury Stock.

(16) Initial Public Offering

        On October 24, 2007, the Company sold a total of 13,800,000 ordinary shares in an initial public offering at a price to the public of $16.00 per share for an aggregate of $220.8 million. 6,666,667 ordinary shares were sold by the Company and 7,133,333 ordinary shares were sold by the Company's shareholders (including 1,800,000 ordinary shares sold by one of the Company's shareholders pursuant to the underwriters' exercise of their over-allotment option). The selling shareholders received approximately $106.1 million after deducting underwriting discounts and commissions of $8.0 million. The Company did not receive any proceeds from ordinary shares sold by the selling shareholders. The Company received approximately $97.2 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and estimated underwriters' and other offering expenses of $2.0 million. The Company used the net proceeds received from the initial public offering to pay down then-outstanding debt.

(17) Related Party Transactions

        Through the date of its initial public offering, the Company was paying a quarterly fixed management fee to its largest shareholder, Berggruen Holdings North America Ltd. ("BHNA"). The amount incurred was $0.4 million and $0.5 million for fiscal years 2007 and 2006, respectively. The fee incurred is included in General and Administrative expenses in the accompanying consolidated statements of operations. The Company reimbursed BHNA approximately $19,000 during fiscal 2007 for their fees incurred in connection with their guarantee of the working capital adjustment dispute related to the Magnivision acquisition. The Company also reimbursed BHNA approximately $80,000 during fiscal 2007 for fees BHNA paid for services provided by an interim managing director for the Company's U.K. subsidiary. The Company also reimbursed BHNA approximately $65,000 in connection with the use of BHNA's private aircraft during fiscal 2007.

        As of January 3, 2009 and December 29, 2007, there were no amounts due to BHNA.

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(18) Enterprise-Wide Disclosures (Continued)

        Net sales to each of the Company's three largest customers, Wal-Mart Stores, Inc., Walgreen's and CVS Corporation for each segment and in total for fiscal years 2008, 2007 and 2006, respectively, as a percentage of total net sales, are indicated in the table below:

	Fiscal
	2008	2007	2006
Wal-Mart Stores, Inc.:
Non-prescription Reading Glasses	24%	30%	26%
Sunglasses	29	32	27
Costume Jewelry	18	48	70
International Operations	21	21	26
Consolidated net sales	24	31	32
Walgreens:
Non-prescription Reading Glasses	16%	17%	15%
Sunglasses	18	5	23
Consolidated net sales	14	10	13
CVS Corporation:
Non-prescription Reading Glasses	23%	21%	22%
Consolidated net sales	11	10	10

        These customers' accounts receivable balances represent approximately 67% and 55% of gross accounts receivable as of January 3, 2009 and December 29, 2007, respectively. No other customer accounted for 10% or more of the Company's net sales.

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

        Summary geographic information for net sales is as follows:

	Fiscal
	2008	2007	2006
	(in thousands)
Net sales:
United States	$222,282	$204,512	$180,259
Foreign	33,818	35,951	28,949

Total	$256,100	$240,463	$209,208

        No individual foreign country net sales were greater than 10% of total net sales. Substantially all long-lived assets are located in the United States.

(19) Segments

        The Company operates primarily in the eyewear and costume jewelry markets. The Company's four reportable segments are Non-Prescription Reading Glasses, Sunglasses and Prescription Frames,

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(19) Segments (Continued)

Costume Jewelry and International. These segments have been determined based upon the nature of the products offered and availability of discrete financial information, and are consistent with the way the Company organizes and evaluates financial information internally for the purposes of making operating decisions and assessing performance.

        The Non-Prescription Reading Glasses, Sunglasses and Prescription Frames and Costume Jewelry segments represent sales of these product lines in the United States. The International segment sells similar product lines outside the United States. The results of Dioptics Medical Products, Inc., acquired November 26, 2008, are reported in the Sunglasses and Prescription Frames segment. The Company measures profitability of its segments based on gross profit.

        Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, except for display fixtures. Depreciation expense on display fixtures is specific to each segment. Non-display fixture depreciation is not allocable to a specific segment and is included in corporate and unallocated. Amortization of intangible assets that relate to acquired businesses is included in the specific segment to which they relate. The identifiable assets of the international segment consist of assets of our international subsidiaries. For the other reportable segments the identifiable assets include inventories and intangible assets. The Company does not segregate other assets on a product line basis for internal management reporting and therefore, such information is not

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(19) Segments (Continued)

presented. Assets included in corporate and unallocated principally are cash, accounts receivable, prepaid expenses, deferred income taxes, other assets, and property, plant and equipment.

	Fiscal
	2008	2007	2006
	(in thousands)
Segment Net Sales
Non-prescription Reading Glasses	$126,761	$117,862	$95,327
Sunglasses and Prescription Frames	78,991	61,717	56,725
Costume Jewelry	16,530	24,933	28,207
International	33,818	35,951	28,949

Total Net Sales	$256,100	$240,463	$209,208
Gross Profit
Non-prescription Reading Glasses	$77,130	$71,103	$55,316
Sunglasses and Prescription Frames	35,533	26,341	22,852
Costume Jewelry	5,853	10,363	9,622
International	21,714	22,624	16,486

Total Gross Profit	$140,230	$130,431	$104,276
Segment Profits (Losses)
Non-prescription Reading Glasses	$54,781	$49,907	$34,656
Sunglasses and Prescription Frames	21,272	15,429	12,709
Costume Jewelry	2,489	6,388	6,370
International	6,714	7,607	4,108
Corporate/ Unallocated expenses	(50,991)	(49,389)	(34,548)

Income from Operations	$34,265	$29,942	$23,295
Depreciation
Non-prescription Reading Glasses	$6,731	$5,600	$4,606
Sunglasses and Prescription Frames	4,576	3,901	3,446
Costume Jewelry	254	100	189
International	2,361	2,138	1,608
Corporate/ Unallocated	1,062	960	970

Total Depreciation	$14,984	$12,699	$10,819
Amortization of Intangibles
Non-prescription Reading Glasses	$5,182	$6,172	$7,597
Sunglasses and Prescription Frames	130	—	—

Total Amortization of Intangibles	$5,312	$6,172	$7,597
Identifiable Assets
Non-prescription Reading Glasses	$71,282	$75,075	82,398
Sunglasses and Prescription Frames	72,672	16,909	19,581
Costume Jewelry	4,498	4,454	4,891
International	16,108	21,598	19,811
Corporate/ Unallocated	108,455	93,819	94,357

Total Identifiable Assets	$273,015	$211,855	$221,038

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(20) Quarterly Results (unaudited)

	Quarter
					Year to date
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2008
Net sales	$59,223	$71,565	$59,103	$66,209	$256,100
Gross profit	31,877	37,547	33,223	37,583	140,230
Income before income taxes	3,802	6,700	5,919	11,397	27,818
Net income	2,184	4,090	3,907	6,837	17,018
Per ordinary share
Net income
Basic	$0.10	$0.19	$0.18	$0.32	$0.80
Diluted	$0.10	$0.19	$0.18	$0.31	$0.79
2007
Net sales	$61,149	$62,614	$53,919	$62,781	$240,463
Gross profit	31,837	33,801	29,157	35,636	130,431
Income before income taxes	2,582	194	501	2,072	5,349
Net income (loss)	1,918	1,499	(18)	1,309	4,708
Per ordinary share
Net income (loss)
Basic	$0.13	$0.10	$—	$0.07	$0.30
Diluted	$0.13	$0.10	$—	$0.07	$0.29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
FGX International Holdings Limited:

        Under date of March 11, 2009, we reported on the consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, which are included on Form 10-K for the year ended January 3, 2009. Our report refers to a change in accounting for uncertain tax positions in 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts and Reserves in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Providence, Rhode Island March 11, 2009	/s/ KPMG LLP

SCHEDULE II

FGX International Holdings Limited

Valuation and Qualifying Accounts and Reserves
Fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses		Charged to Other Accounts		Balance at End of Year
Valuation accounts deducted from assets to which they apply—for returns, markdowns and doubtful accounts receivable:
2008	$15,839	$44,356	(1)	$(34,051	)(2)	$26,144
2007	$19,752	$37,241		$(41,154	)(2)	$15,839
2006	$16,037	$32,903		$(29,188	)(2)	$19,752

(1)
Includes $1,156 acquired in connection with the acquisition of Dioptics Medical Products, Inc.

(2)
Represents customer credits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2009.

FGX INTERNATIONAL HOLDINGS LIMITED
By:	/s/ ALEC TAYLOR Alec Taylor Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ ALEC TAYLOR Alec Taylor	Chief Executive Officer (Principal Executive Officer), Director and authorized representative in the United States	March 12, 2009
/s/ ANTHONY DI PAOLA Anthony Di Paola	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2009
/s/ JARED BLUESTEIN Jared Bluestein	Director	March 12, 2009
/s/ ZVI EIREF Zvi Eiref	Director	March 12, 2009
/s/ ROBERT L. MCDOWELL Robert L. McDowell	Director	March 12, 2009
/s/ JENNIFER D. STEWART Jennifer D. Stewart	Director	March 12, 2009
/s/ CHARLES HINKATY Charles Hinkaty	Director	March 12, 2009

EXHIBIT INDEX

Number	Description	References
2.1	Stock Purchase Agreement, dated November 26, 2008, by and among Dioptics Medical Products, Inc., FGX International Inc., FGX International Holdings Limited and the shareholders of Dioptics Medical Products, Inc.	(5)
3.1	Form of Amended and Restated Memorandum of Association of the Registrant.	(6)
3.2	Form of Amended and Restated Articles of Association of the Registrant.	(2)
4.1	Form of Specimen Ordinary Share Certificate.	(2)
*10.1	Amended and Restated Employment Agreement between FGX International Inc. and Alec Taylor, dated as of December 19, 2006.	(1)
*10.2	Amended and Restated Employment Agreement by and among FGX International Inc. and Steve Crellin, dated as of February 18, 2008.	(3)
*10.3	Amended and Restated Employment Agreement by and among FGX International Inc. and John H. Flynn, Jr., dated as of February 18, 2008.	(3)
*10.4	Amended and Restated 2004 Key Executive Stock Option Plan dated as of September 29, 2004.	(1)
*10.5	Form of Time-Based Vesting Incentive Stock Option Agreement under the Amended and Restated 2004 Key Employee Stock Option Plan.	(1)
*10.6	Time-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor dated as of December 15, 2005.	(1)
*10.7	Amendment to Time-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of December 20, 2006.	(1)
*10.8	Incentive Stock Option Agreement between FGX International Holdings Limited (f/k/a Envision Worldwide Holdings Limited) and Steven Crellin, dated as of October 2, 2004.	(1)
*10.9	Time-Based Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated as of December 15, 2005.	(1)
*10.10	Amendment to Incentive Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated December 20, 2006.	(1)
*10.11	Amendment to Time-Based Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated as of December 20, 2006.	(1)
*10.12	Event-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of December 15, 2005.	(1)
*10.13	Amendment to Event-Based Vesting Incentive Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of November 16, 2006.	(1)
*10.14	2007 Incentive Compensation Plan.	(1)
*10.15	Form of Nonqualified Stock Option Agreement under 2007 Incentive Compensation Plan	(2)
10.16	Registration Rights Agreement between FGX International Holdings Limited and Berggruen Holdings North America Ltd., dated as of November 17, 2006.	(1)

Number	Description	References
*10.17	Form of Director and Officer Indemnification Agreement executed by Alec Taylor, John H. Flynn, Jr., Jared Bluestein, Jennifer D. Stewart, Zvi Eiref, Charles J. Hinkaty, Robert L. McDowell, Alfred J. Verrecchia, Anthony Di Paola, Steven Crellin, Jeffrey J. Giguere, Gerald Kitchen, Robert Grow, Richard Christy, Thomas Fernandes, Timothy Swartz and Mark A. Williams.	(1)
*10.18	Redemption Letter and Release Agreement between FGX International Holdings Limited and Brian Lagarto dated as of June 22, 2007.	(1)
*10.19	FGX International Inc. Single Employer Welfare Benefit Plan, effective as of January 1, 2007.	(1)
*10.20	Employment Agreement by and between FGX International Inc. and Jeffrey J. Giguere, dated as of April 9, 2007.	(1)
*10.21	Employment Agreement by and between FGX International Inc. and Anthony Di Paola, dated as of July 23, 2007.	(1)
*10.22	Indemnification Obligation Confirmation Letter (cost-sharing agreement) dated June 6, 2005.	(1)
*10.23	Employment Agreement by and between FGX International Inc. and Gerald Kitchen, dated as of August 27, 2007.	(1)
*10.24	Severance Agreement by and between FGX International Inc. and Mark Williams, dated as of May 2, 2007.	(1)
*10.25	Employment Agreement by and among FGX International Inc. and Richard W. Kornhauser, dated as of January 31, 2008.	(7)
10.26	Revolving Credit and Term Loan Agreement among FGX International Holdings Limited, a BVI business company, FGX International Limited, a BVI business company, FGX International Inc., the Borrower, SunTrust Bank, as Administrative Agent, as issuing bank and as swingline lender, and a syndicate of banks and other financial institutions, dated as of December 19, 2007.	(3)
*10.27	Summary of 2008 Cash Bonus Plan	(4)
*10.28	Amendment to the Amended and Restated Employment Agreement between FGX International Inc., Alec Taylor and FGX International Holdings Limited, dated as of December 5, 2008.
*10.29	Amendment to the Amended and Restated Employment Agreement between FGX International Inc. and Steven Crellin, dated as of December 5, 2008.
*10.30	Amendment to the Employment Agreement between FGX International Inc. and Anthony Di Paola, dated as of December 5, 2008.
*10.31	Amendment to the Amended and Restated Employment Agreement between FGX International Inc. and John H Flynn, Jr., dated as of December 5, 2008.
*10.32	Amendment to the Employment Agreement between FGX International Inc. and Jeffrey J. Giguere, dated as of December 5, 2008.
*10.33	Amendment to the Employment Agreement between FGX International Inc. and Gerald Kitchen, dated as of December 5, 2008.
*10.34	Amendment to the Employment Agreement between FGX International Inc. and Richard W. Kornhauser, dated as of December 5, 2008.
*10.35	Amendment to the Severance Agreement between FGX International Inc. and Mark Williams, dated as of December 5, 2008.

Number	Description	References
*10.36	Amended and Restated Deferred Compensation Plan, dated as of January 1, 2008.
*10.37	Form of Restricted Stock Unit Certificate under 2007 Incentive Compensation Plan
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)
Incorporated by reference to the filing of such exhibit with our Form S-1, effective October 24, 2007.

(2)
Incorporated by reference to the filing of such exhibit with our Form 10-Q for the period ended September 29, 2007.

(3)
Incorporated by reference to the filing of such exhibit with our Form 10-K for the period ended December 29, 2007.

(4)
Incorporated by reference to the filing of such exhibit with our Form 10-Q for the period ended March 29, 2008.

(5)
Incorporated by reference to the filing of such exhibit with our Form 8-K filed on November 26, 2008.

(6)
Incorporated by reference to the filing of such exhibit with our Form 8-K filed on April 9, 2008.

(7)
Incorporated by reference to the filing of such exhibit with our Form 8-K filed on March 14, 2008.

*
Management contract or compensatory plan or arrangement.