Form 10-Q
period 2009-04-04
FGX International Holdings LTD
filed 2009-05-13
CIK 1357227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         The number of ordinary shares outstanding as of May 11, 2009 was 22,122,900.

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

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: deteriorating economic conditions and continued decreases in consumer confidence and resulting changes in consumer discretionary spending; adverse changes in customers' inventory and working capital policies; the bankruptcy or other lack of commercial success of one or more of the Company's customers; the Company may be unable to complete the sale of its costume jewelry business; the actual charges anticipated for the second quarter relating to the sale of the costume jewelry business may be greater than expected; the Company or others may discover that the Company's products must be recalled because of defects; consumers, retailers, shareholders and/or others may bring litigation or other claims against the Company related to its products that may cause it to incur substantial costs to resolve; the concentration of manufacturing of the Company's products in China; interruptions of supply from our Asian product manufacturers; political instability or changing conditions in transportation services in foreign countries; other risks associated with our international operations, including foreign currency exchange rate fluctuations and the impact of quotas, tariffs, or other restrictions on the importation or exportation of our products; a material reduction, cessation, or postponement of purchases by our customers; failure to comply with federal or state regulation of the distribution or sale of our products; the uncertainty of the litigation process including the risk of an unfavorable result in current or future litigation; depending upon market conditions, the Company may not complete the stock buyback program; interest rate fluctuations; the Company's credit insurance may not cover all of our outstanding accounts receivable; our advertising strategy may not have the anticipated impact; unknown potential effects of the swine flu outbreaks on our business; and disruption due to weather, fire or other unforeseen circumstances in our principal distribution center, as well as those factors described or referred to under the heading "Risk Factors" below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

FGX International Holdings Limited

Form 10-Q

Index

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

April 4, 2009 (unaudited) and January 3, 2009

(in thousands)

	April 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash	$3,054	$2,097
Accounts receivable, less allowances of $27,415 and $26,144 at April 4, 2009 and January 3, 2009, respectively	36,489	52,263
Inventories	39,771	38,223
Prepaid expenses and other current assets	18,261	15,817
Deferred tax assets	16,025	16,013

Total current assets	113,600	124,413
Property, plant and equipment, net	19,269	21,011
Other assets:
Goodwill	45,590	46,747
Intangible assets, net of accumulated amortization of $32,271 and $29,642 at April 4, 2009 and January 3, 2009, respectively	67,679	68,856
Other assets	13,275	11,988

Total assets	$259,413	$273,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$43,000	$37,500
Current maturities of long-term obligations	15,821	15,199
Accounts payable	28,627	31,964
Accrued expenses	21,752	27,690
Accrued income taxes	—	6,005

Total current liabilities	109,200	118,358

Long-term obligations, less current maturities	73,468	77,863
Deferred tax liabilities	18,168	18,156
Other long term liabilities	15,023	15,284
Commitments and contingencies (note 11)
Equity:
FGX International Holdings Limited shareholders' equity:
Common stock, no par value. Authorized 101,000 shares; issued 22,886 shares and outstanding 22,123 shares at April 4, 2009 and January 3, 2009	—	—
Additional paid-in capital	107,830	107,048
Accumulated other comprehensive income (loss)	(2,604)	(2,611)
Accumulated deficit	(60,899)	(60,259)
Treasury stock, at cost, 630 shares at April 4, 2009 and January 3, 2009	(2,513)	(2,513)

Total FGX International Holdings Limited shareholders' equity	41,814	41,665

Noncontrolling interest	1,740	1,689

Total equity	43,554	43,354

Total liabilities and equity	$259,413	$273,015

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended April 4, 2009 and March 29, 2008

(unaudited, in thousands, except per share amounts)

	Three months ended
	April 4, 2009	March 29, 2008
Net sales	$61,133	$59,223
Cost of goods sold	28,676	27,346

Gross profit	32,457	31,877
Operating expenses:
Selling expenses	22,148	18,538
General and administrative expenses	7,035	6,479
Amortization of acquired intangibles	1,178	1,295
Loss on impairment	1,819	—

Operating income	277	5,565
Other income (expense):
Interest expense	(1,317)	(1,771)
Other income, net	67	8

Income (loss) before income taxes	(973)	3,802
Income tax expense (benefit)	(385)	1,431

Net income (loss)	(588)	2,371
Less: Net income attributable to noncontrolling interest	49	187

Net income (loss) attributable to FGX International Holdings Limited	$(637)	$2,184

Basic earnings (loss) per share attributable to FGX International Holdings Limited	$(0.03)	$0.10
Basic weighted average shares outstanding	22,123	21,290
Diluted earnings (loss) per share attributable to FGX International Holdings Limited	$(0.03)	$0.10
Diluted weighted average shares outstanding	22,123	21,446

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Statements of Cash Flows

Three months ended April 4, 2009 and March 29, 2008

(unaudited, in thousands)

	Three months ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income (loss) attributable to FGX International Holdings Limited	$(637)	$2,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,042	5,131
Loss on impairment	1,819	—
Stock-based compensation	782	538
Noncontrolling interest	49	187
Deferred income taxes	(9)	(162)
Loss on disposal of property, plant, and equipment	87	154
Changes in assets and liabilities:
Accounts receivable	16,714	12,770
Inventories	(1,461)	(386)
Prepaid expenses and other current assets	(3,331)	(3,734)
Other assets	(1,425)	(2,134)
Accounts payable	(3,386)	1,998
Accrued expenses and other long-term liabilities	(6,728)	(6,829)
Accrued income taxes	(6,031)	(267)

Net cash provided by operating activities	1,485	9,450

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,223)	(3,990)

Net cash used in investing activities	(2,223)	(3,990)

Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit	5,500	(5,000)
Payments on long-term obligations	(3,771)	(43)
Share repurchase	—	(505)

Net cash provided by (used in) financing activities	1,729	(5,548)

Effect of exchange rate changes on cash	(34)	(55)

Net increase (decrease) in cash	957	(143)
Cash, beginning of period	2,097	4,567

Cash, end of period	$3,054	$4,424

See accompanying notes to condensed consolidated financial statements.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Reporting Entity and Nature of Business

        FGX International Holdings Limited (the "Company") is a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with distribution primarily through mass retail channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores in North America and the United Kingdom. The Company is incorporated as a business company under the laws of the British Virgin Islands.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended April 4, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending January 2, 2010.

        The Company's accounting policies are the same as those described in Note 3 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

        The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

(2) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was applicable for the Company as of the beginning of fiscal 2008, except that the effective date of the Statement was deferred for certain nonfinancial assets and liabilities until fiscal 2009. The impact of the adoption of SFAS No. 157 was not material to the Company's condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will apply

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Recent Accounting Pronouncements (Continued)

SFAS No. 141R to business combinations for which the acquisition date is after the beginning of fiscal 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"), which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders' equity. Previous practice was to present noncontrolling interests as a liability or other item outside of equity. This Statement was required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. SFAS No. 160 changed the accounting for and reporting of minority interests (now called noncontrolling interests) in the Company's consolidated financial statements. Upon adoption, certain prior period amounts were reclassified to conform to the current period financial statement presentation. These reclassifications had no material effect on previously reported consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"), which requires enhanced disclosures about the Company's derivative and hedging activities. The Company adopted the provisions of SFAS No. 161 at the beginning of fiscal 2009. See Note 9 for disclosures related to the Company's interest rate swap agreement.

(3) Disposal of Costume Jewelry Business

        In the second quarter of 2009, the Company entered into a non-binding letter of intent to sell substantially all of the assets related to its costume jewelry business for a purchase price of approximately $1.5 million, subject to execution of a definitive purchase and sale agreement. The transaction is expected to close in the second quarter of 2009, and the Company anticipates presenting the costume jewelry business as a discontinued operation beginning with its fiscal second quarter 2009 financial statements.

        The Company has recorded a non-cash pre-tax goodwill impairment charge of $1.8 million related to the entire goodwill balance of the jewelry segment. The Company expects to incur additional charges related to the discontinuation of the costume jewelry business in the second quarter of 2009. Expected charges relate to an inventory write-down, incremental product returns as required by the letter of intent and severance costs, which total, pre-tax, $4 to $6 million, net of proceeds.

(4) Loss on Impairment

        The Company received an offer to sell the assets of its costume jewelry business and concluded that the offer, in conjunction with the decision to dispose of the costume jewelry business, was a trigger of an additional impairment review of that reporting unit as of April 4, 2009 under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Based on the Company's conclusion that the estimated future cash flow of the costume jewelry segment is below the book value, the Company recorded a goodwill impairment charge of $1.8 million, all of the reporting unit goodwill, in the first quarter of 2009.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Comprehensive Income (Loss)

        Comprehensive income (loss) for the three months ended April 4, 2009 and March 29, 2008 consist of the following:

	Three Months Ended
	April 4, 2009	March 29, 2008
	(in thousands)
Net income (loss)	$(588)	$2,371
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7)	(70)
Gain (loss) on cash flow hedging activities	14	(515)

Total comprehensive income (loss), net of tax	(581)	1,786
Less: Comprehensive income attributable to noncontrolling interest	49	187

Comprehensive income (loss) attributable to the Company	$(630)	$1,599

(6) Net Income Per Share

        The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units and stock options, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

	Three Months Ended
	April 4, 2009	March 29, 2008
	(in thousands, except per share amounts)
Net income (loss) attibutable to the Company	$(637)	$2,184

Shares used in computing basic net income (loss) per share	22,123	21,290
Effect of dilutive securities	—	156

Shares used in computing diluted net income (loss) per share	22,123	21,446

Basic earnings (loss) per share attributable to the Company's shareholders	$(0.03)	$0.10

Diluted earnings (loss) per share attributable to the Company's shareholders	$(0.03)	$0.10

Antidilutive potential common shares excluded from the computation above	2,736	1,168

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Share Repurchase Program

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company's Board of Directors. In February 2009, the share repurchase program was extended to February 2010. During the three months ended April 4, 2009, the Company did not repurchase any shares. At April 4, 2009, the Company had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program.

(8) Credit Agreement

        The Company is party to a senior secured credit facility ("December 2007 Credit Agreement") that is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility. Interest rates for borrowings under the credit facility are determined based upon the Company's defined leverage ratio. Interest rates were initially priced at 1.75% above the London Interbank Offered Rate (LIBOR) and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings. Amounts due under both facilities are collateralized by a pledge of 100% of the Company's tangible and intangible assets. The Company also is required to pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon the Company's leverage ratio.

        As of April 4, 2009, the term loan facility bore interest at LIBOR plus 1.75% (2.97% in aggregate as of April 4, 2009). The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million, which commenced on March 31, 2008. The term loan facility and the revolving credit facility will mature on December 19, 2012. As of April 4, 2009, the Company had outstanding indebtedness of $88.8 million under the term loan facility, $43.0 million outstanding under the revolving credit facility and $0.3 million outstanding under letters of credit. Our borrowing availability under the revolving credit facility was $31.7 million.

        The December 2007 Credit Agreement requires the Company to comply with a leverage ratio covenant and a fixed charge ratio covenant. This facility contains customary affirmative and negative covenants that, among other things, limit the ability of the Company and its subsidiaries to pay certain dividends; incur additional indebtedness or liens; make certain investments, restricted payments, or acquisitions and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of April 4, 2009, the Company was in compliance with the required covenants.

(9) Swap Agreement

        On March 10, 2008, the Company entered into an interest rate swap agreement (the "Swap") to manage its exposure to floating interest rate risk on its term loan facility. The Swap had an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the term loan facility. Currently, the Company is borrowing under the term loan facility at a floating interest rate based on 3-month LIBOR (plus 1.75% under the terms of our

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Swap Agreement (Continued)

term loan facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our term loan facility) through December 19, 2012.

        The Swap has been designated as a cash flow hedge under SFAS No. 133 and the Company records the effective portion of any change in the fair value as other comprehensive income (loss), net of tax.

        The following table summarizes the balance of the interest rate swap, the Company's only derivative instrument:

	April 4, 2009		January 3, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in thousands)
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swap agreement	Other long-term liabilities	1,472	Other long-term liabilities	1,497

Total		1,472		1,497

        The following table summarizes the effects of our interest rate swap agreement:

	Amount of gains (losses) recognized in other comprehensive income
	Three months ended
	April 4, 2009	March 29, 2008
	(in thousands)
Derivatives designated as cash flow hedges under SFAS No. 133:
Interest rate swap agreement, net of tax	14	(515)

Total	14	(515)

(10) Income Taxes

        The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. The Company's major tax jurisdiction is the United States. As of April 4, 2009, the federal tax years that remain subject to examination in the United States were 2005 through 2008. As of April 4, 2009, the Company had a gross tax liability for uncertain tax benefits of $9.5 million, of which approximately $4.9 million would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by the reversal of related deferred tax assets. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 4, 2009, the Company had accrued approximately $1.9 million of interest and penalties related to uncertain tax positions. The Company does not anticipate significant changes to the total amount of unrecognized tax benefits within the next 12 months.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Commitments and Contingencies

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

        Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, except for display fixtures. Depreciation expense on display fixtures is specific to each segment. Non-display fixture depreciation is not allocable to a specific segment and is included in corporate and unallocated. Amortization of intangible assets that relate to acquired businesses is included in the specific segment to which they relate. The identifiable assets of the international segment consist of assets of the Company's international subsidiaries. For the other reportable segments the identifiable assets include inventories and intangible assets. The Company does not segregate other assets on a product line basis for internal management reporting and therefore, such information is not presented. Assets included in corporate and unallocated principally are cash, accounts receivable, prepaid expenses, deferred income taxes, other assets, and property, plant and equipment.

        As a result of the planned disposal of the costume jewelry business in the second quarter of 2009 (see Note 3), the Company anticipates presenting the Costume Jewelry segment and a portion of the International segment as discontinued operations beginning with its fiscal second quarter 2009 financial statements. There will no longer be a Costume Jewelry segment presented in future financial statements, assuming the consummation of the sale in the second quarter.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Segments (Continued)

	Three Months Ended
	April 4, 2009	March 29, 2008
	(in thousands)
Segment Net Sales
Non-prescription Reading Glasses	$26,174	$27,287
Sunglasses and Prescription Frames	26,233	18,119
Costume Jewelry	2,019	3,395
International	6,707	10,422

Total Net Sales	$61,133	$59,223
Gross Profit
Non-prescription Reading Glasses	$15,805	$15,796
Sunglasses and Prescription Frames	12,342	8,579
Costume Jewelry	505	792
International	3,805	6,710

Total Gross Profit	$32,457	$31,877
Segment Profits (Losses)
Non-prescription Reading Glasses	$10,914	$10,750
Sunglasses and Prescription Frames	6,499	5,276
Costume Jewelry	(1,985)	(116)
International	841	2,651
Corporate / Unallocated expenses	(15,992)	(12,996)

Operating Income	$277	$5,565
Depreciation
Non-prescription Reading Glasses	$1,301	$1,582
Sunglasses and Prescription Frames	1,370	1,097
Costume Jewelry	89	26
International	807	890
Corporate / Unallocated	297	241

Total Depreciation	$3,864	$3,836
Amortization of Intangibles
Non-prescription Reading Glasses	$908	$1,295
Sunglasses and Prescription Frames	270	—

Total Amortization of Intangibles	$1,178	$1,295
Loss on Impairment
Costume Jewelry	$1,819	$—

Total Loss on Impairment	$1,819	$—

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Segments (Continued)

	As of April 4, 2009	As of January 3, 2009
	(in thousands)
Identifiable Assets
Non-prescription Reading Glasses	$67,507	$71,282
Sunglasses and Prescription Frames	77,537	72,672
Costume Jewelry	2,473	4,498
International	16,688	16,108
Corporate / Unallocated	95,208	108,455

Total Identfiable Assets	$259,413	$273,015

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

        We are a leading designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry with a portfolio of established, highly recognized eyewear brands including Foster Grant(1) and Magnivision. We sell our Foster Grant brand in the U.S. popular priced sunglasses market and both our Foster Grant and Magnivision brands in the domestic non-prescription reading glasses market. Our products are sourced through low-cost Asian manufacturers and sold primarily through mass channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores. Some of our products are sold to ophthalmic retailers, mid-tier department stores and other specialty retailers. We also sell costume jewelry to mass merchandisers, chain drug stores and variety stores.

        With the acquisition of Dioptics Medical Products in November 2008, we added a portfolio of proprietary brands of sunglasses and associated eye care products and accessories, including the SolarShield and PolarEyes brands. These products and accessories are primarily sold through mass merchandisers and chain drug stores, as well as medical supply stores and ophthalmic retailers.

        Our company-owned portfolio also includes the Anarchy, Angel and Gargoyles brands, which target different demographic groups and distribution channels at a premium price point (generally $50-$170). We believe our premium brands have a strong niche consumer appeal. We promote these brands through endorsements from well-recognized action sports athletes and sponsorship of professional surfing contests and similar sporting events.

        To complement our proprietary brands, we market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Field & Stream. We also sell a line of prescription frames.

        We believe that we have the capital structure in place that will enable us to enhance our market leadership positions through the continued investment in our core brands. We will seek to continue to add to our domestic and international customer base as well as consider selective acquisitions that fit strategically into our business model. Our future results may be negatively affected by risks and trends, including without limitation those referred to in Part II, Item 1A., "Risk Factors" and elsewhere in this report.

Recent Developments

        In the second quarter of 2009, the Company entered into a non-binding letter of intent to sell substantially all of the assets related to its costume jewelry business for a purchase price of approximately $1.5 million, subject to execution of a definitive purchase and sale agreement. The transaction is expected to close in the second quarter of 2009, and the Company anticipates presenting the costume jewelry business as a discontinued operation beginning with its fiscal second quarter 2009 financial statements. The decision to divest the costume jewelry business allows the Company to focus on its core optical business segments.

(1)
Foster Grant®, Magnivision®, Anarchy®, Angel™, Gargoyles®, SolarShield® and PolarEyes® are our trademarks. Ironman Triathlon®, Levi Strauss Signature®, Body Glove®, C9 by Champion® and Field & Stream® are the property of their respective owners. The ® and ™ symbols included here are deemed to apply to each instance of the respective mark in this report.

        The Company has recorded a non-cash pre-tax goodwill impairment charge of $1.8 million related to the entire goodwill balance of the jewelry segment. The Company expects to incur additional charges related to the discontinuation of the costume jewelry business in the second quarter 2009. Expected charges relate to an inventory write-down, incremental product returns as required by the letter of intent and severance costs, which total, pre-tax, $4 to $6 million, net of proceeds.

Overview

        The following is a summary of the Company's operating results for the three months ended April 4, 2009:

  •
  Net sales increased 3.2% to $61.1 million in the current quarter from $59.2 million in the same period in 2008. The year-over-year increase was driven by sales of Dioptics products, acquired in November 2008, offset by the September 2008 discontinuation of an opening price point program at a major customer, continuing declining jewelry sales and the impact of the strengthening U.S. dollar on international sales.

  •
  Net income (loss) decreased to a loss of $0.6 million in the current quarter from income of $2.2 million in the first quarter of 2008. The decrease was driven by increased spending on marketing and advertising and a loss on goodwill impairment.

  •
  Earnings (loss) per diluted share decreased to a loss of $0.03 in the current quarter from income of $0.10 in the first quarter of 2008.

  •
  Interest expense decreased $0.5 million, or 25.6%, from $1.8 million in the first quarter of 2008 to $1.3 million in the current quarter as a result of lower borrowing costs.

  •
  Cash flow provided by operating activities was $1.5 million in the first three months of 2009 compared to $9.5 million in the prior year period.

 Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Three Months Ended
	April 4, 2009	March 29, 2008
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	46.9	46.2

Gross profit	53.1	53.8
Operating expenses:
Selling expenses	36.2	31.3
General and administrative expenses	11.5	10.9
Amortization of acquired intangibles	1.9	2.2
Goodwill impairment	3.0	—

Operating income	0.5	9.4
Other income (expense):
Interest expense	(2.2)	(3.0)
Other income, net	0.1	—

Income (loss) before income taxes	(1.6)	6.4
Income tax expense (benefit)	(0.6)	2.4

Net income (loss)	(1.0)	4.0
Less: net income attributable to noncontrolling interest	0.1	0.3

Net income (loss) attributable to the Company	(1.1)%	3.7%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales:

	Three Months Ended
Segment	April 4, 2009		March 29, 2008
	(unaudited, dollars in thousands)
Non-prescription reading glasses	$26,174	42.8%	$27,287	46.1%
Sunglasses and prescription frames	26,233	42.9	18,119	30.6
Costume jewelry	2,019	3.3	3,395	5.7
International	6,707	11.0	10,422	17.6

Net sales	$61,133	100.0%	$59,223	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment.

	Three Months Ended
Segment	April 4, 2009		March 29, 2008
	(unaudited, dollars in thousands)
Non-prescription reading glasses
Net sales	$26,174	100.0%	$27,287	100.0%
Cost of goods sold	10,369	39.6	11,491	42.1

Gross profit	$15,805	60.4%	$15,796	57.9%

Sunglasses and prescription frames
Net sales	$26,233	100.0%	$18,119	100.0%
Cost of goods sold	13,891	53.0	9,540	52.7

Gross profit	$12,342	47.0%	$8,579	47.3%

Costume jewelry
Net sales	$2,019	100.0%	$3,395	100.0%
Cost of goods sold	1,514	75.0	2,603	76.7

Gross profit	$505	25.0%	$792	23.3%

International
Net sales	$6,707	100.0%	$10,422	100.0%
Cost of goods sold	2,902	43.3	3,712	35.6

Gross profit	$3,805	56.7%	$6,710	64.4%

Three Months Ended April 4, 2009 Compared to Three Months Ended March 29, 2008

        Net Sales.    Net sales increased by $1.9 million, or 3.2%, from $59.2 million in the three months ended March 29, 2008 to $61.1 million in the three months ended April 4, 2009.

        In the non-prescription reading glasses segment, net sales decreased by $1.1 million, or 4.1%, from $27.3 million in the three months ended March 29, 2008 to $26.2 million in the three months ended April 4, 2009. This decrease in net sales was due to the $2.1 million impact of the loss of an opening price point program at a major customer, partially offset by organic growth at existing customers.

        In the sunglasses and prescription frames segment, net sales increased by $8.1 million, or 44.8%, from $18.1 million in the three months ended March 29, 2008 to $26.2 million in the three months ended April 4, 2009. This increase was due to $8.1 million in sales of Dioptics products, which were acquired in November 2008.

        In the costume jewelry segment, net sales decreased by $1.4 million, or 40.5%, from $3.4 million in the three months ended March 29, 2008 to $2.0 million in the three months ended April 4, 2009. This decrease was due to the continuing deterioration of retail sales at most major customers.

        In the international segment, net sales decreased by $3.7 million, or 35.6%, from $10.4 million in the three months ended March 29, 2008 to $6.7 million in the three months ended April 4, 2009. This decrease in net sales was attributed to the impact of approximately $2.1 million in unfavorable foreign exchange as well as a non-anniversaried sunglasses roll-out to a major UK customer in the first quarter of 2008.

        Gross Profit.    Gross profit increased $0.6 million, or 1.8%, from $31.9 million in the three months ended March 29, 2008 to $32.5 million in the three months ended April 4, 2009. As a percentage of net sales, gross profit decreased from 53.8% to 53.1% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit was $15.8 million in both the three months ended March 29, 2008 and the three months ended April 4, 2009. As a percentage of net sales, gross profit increased from 57.9% in the first quarter of 2008 to 60.4% during the current quarter. The increase in gross profit as a percentage of net sales was due to higher margin product assortments at several major retailers and a change in pricing structure at another major customer, partially offset by the discontinuation of a high gross margin opening price point program at a major retailer.

        In the sunglasses and prescription frames segment, gross profit increased by $3.7 million, or 43.9%, from $8.6 million in the three months ended March 29, 2008 to $12.3 million in the three months ended April 4, 2009. As a percentage of net sales, gross profit decreased from 47.3% to 47.0% during the corresponding periods. The dollar increase in gross profit was due to the increase in net sales described above. The decrease in gross profit as a percentage of net sales was due to a lower margin promotional program at a major customer, partially offset by sales of the higher gross margin Dioptics products.

        In the costume jewelry segment, gross profit decreased by $0.3 million, or 36.2%, from $0.8 million in the three months ended March 29, 2008 to $0.5 million in the three months ended April 4, 2009. As a percentage of net sales, gross profit increased from 23.3% to 25.0% during the corresponding periods. The dollar decrease in gross profit was due to the decrease in net sales described above. The increase in gross profit as a percentage of net sales was primarily due to sourcing efficiencies achieved in the current period.

        In the international segment, gross profit decreased by $2.9 million, or 43.3%, from $6.7 million in the three months ended March 29, 2008 to $3.8 million in the three months ended April 4, 2009. As a percentage of net sales, gross profit decreased from 64.4% to 56.7% in the corresponding periods. The dollar decrease in gross profit and the decrease in gross profit as a percentage of net sales were due to unfavorable foreign exchange and a non-anniversaried sunglasses rollout to a major U.K. customer.

        Selling Expenses.    Selling expenses increased by $3.6 million, or 19.5%, from $18.5 million in the three months ended March 29, 2008 to $22.1 million in the three months ended April 4, 2009. As a percentage of net sales, selling expenses increased from 31.3% to 36.2% in the corresponding periods. The dollar increase in selling expenses includes $1.6 million associated with sales of Dioptics products, which we acquired in November 2008. The remaining $2.0 million was due to television advertising costs of $2.9 million for our reading glasses brands and increased field service costs of $1.3 million due to a higher number of serviced customer store locations, offset by a $1.4 million decrease in freight costs along with other expense reductions.

        General and Administrative Expenses.    General and administrative expenses increased by $0.5 million, or 8.6%, from $6.5 million in the three months ended March 29, 2008 to $7.0 million in the three months ended April 4, 2009. As a percentage of net sales, general and administrative expenses increased from 10.9% to 11.5% in the corresponding periods. The dollar increase included $0.8 million in expenses associated with the Dioptics business, offset by a $0.3 million decrease in Sarbanes-Oxley implementation costs and other new public company related costs.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.1 million, or 9.0%, from $1.3 million in the three months ended March 29, 2008 to $1.2 million in the three months ended April 4, 2009. This decrease was due to certain intangible assets associated with the 2004 acquisition of Magnivision being amortized on an accelerated basis over their economic lives, partially offset by amortization of the newly acquired Dioptics Medical Products intangibles.

        Loss on Impairment.    We recognized a charge for goodwill impairment of $1.8 million in the three months ended April 4, 2009. In the second quarter of 2009, we entered into a non-binding letter of intent to sell substantially all of the assets related to the costume jewelry business, which triggered an additional impairment review of that reporting unit as of April 4, 2009, under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Based on our conclusion that the estimated future cash flow of the costume jewelry segment is below the book value, we recorded a goodwill impairment charge for all of the reporting unit goodwill.

        Interest Expense.    Interest expense decreased $0.5 million, or 25.6%, from $1.8 million in the three months ended March 29, 2008 to $1.3 million in the three months ended April 4, 2009. The decrease was the result of lower borrowing costs.

        Income Taxes.    Provision for income taxes was a benefit of $0.4 million, or 39.5% of income (loss) before income taxes in the three months ended April 4, 2009, compared to expense of $1.4 million, or 37.6%, in the three months ended March 29, 2008. The change in income tax rate was due to the mix of earnings among federal, state and foreign jurisdictions with various statutory tax rates.

        Net Income (Loss).    For the reasons described above, our net income decreased by $2.8 million, from income of $2.2 million during the three months ended March 29, 2008 to a loss of $0.6 million for the three months ended April 4, 2009.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations, proceeds from our initial public offering and borrowings under our credit facility. As of April 4, 2009, we had $3.1 million of cash and $31.7 million available under our revolving credit facility.

        We believe that our cash flow from operations, available cash and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least fiscal 2009. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, current worldwide economic conditions, including without limitation the reduction in credit available to businesses and consumers, the destruction of value in investment portfolios, and the deepening unemployment and corresponding reductions in consumer spending, may substantially reduce demand for our products, which could have a materially adverse effect on our liquidity and results of operations.

        To the extent we decide to pursue one or more acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended
	April 4, 2009	March 29, 2008
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$1,485	$9,450
Investing activities	(2,223)	(3,990)
Financing activities	1,729	(5,548)
Effect of exchange rates on cash balances	(34)	(55)

Net increase (decrease) in cash	$957	$(143)

        We purchase finished goods from our contract manufacturers in Asia and typically take title upon delivery to the freight consolidator. Transit times range from 10 to 30 days. Our payment terms with our eyewear suppliers range from 45 to 120 days, while payment terms with our costume jewelry suppliers are approximately 30 days.

        Operating Activities.    Net cash provided by operating activities decreased by $8.0 million from $9.5 million in the three months ended March 29, 2008 to $1.5 million in the three months ended April 4, 2009. The decrease in operating cash flow was primarily due to $2.8 million lower net income (loss) as well as a $5.8 million change in the activities related to accrued income taxes and a $5.4 million change in the activities related to accounts payable. The change in accrued income taxes was the result of tax payments related to the 2008 tax year. The change in accounts payable was the result of timing of payments to suppliers.

        Investing Activities.    Net cash used in investing activities decreased from $4.0 million in the three months ended March 29, 2008 to $2.2 million in the three months ended April 4, 2009. The decrease relates to display fixtures purchased and placed at retailers in the first quarter of 2008 that did not anniversary in the current period.

        Financing Activities.    Net cash provided by financing activities increased by $7.2 million from a use of $5.5 million in the three months ended March 29, 2008 to $1.7 million provided in the three months ended April 4, 2009. The increase in net cash provided by financing activities was primarily due to $5.5 million of proceeds under the revolving line of credit compared to net repayments of $5.0 million in 2008, partially offset by a $3.7 million increase in payments on long-term obligations.

Capital Expenditures

        Our capital expenditures were $2.2 million and $4.0 million for the three months ended April 4, 2009 and March 29, 2008, respectively. The decrease relates to display fixtures placed at retailers in the first quarter of 2008 that did not anniversary in the current period. The majority of our capital expenditures in both periods related to permanent display fixtures, which we provide in our customers' retail locations. We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At April 4, 2009, we had outstanding commitments for capital expenditures of $2.6 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Agreement

        Our credit facility is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility. Interest rates for borrowings under the new facility are determined based upon our leverage ratio. Interest rates were initially priced at 1.75% above LIBOR and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings, depending upon our leverage ratio. The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million. Payment of these installments commenced on March 31, 2008. The term loan facility and the revolving credit facility will mature on December 19, 2012. Amounts due under both facilities are collateralized by a pledge of 100% of our tangible and intangible assets. We are also required to pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon our leverage ratio.

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

        As of April 4, 2009, we had outstanding indebtedness of $88.8 million under our term loan facility, $43.0 million outstanding under the revolving credit facility and $0.3 million committed under standby letters of credit. Our borrowing availability under the revolving credit facility was $31.7 million. The interest rate on the term loan facility is at the three-month LIBOR rate plus 1.75% (2.97% in aggregate as of April 4, 2009). The interest rate on $30.0 million of the revolving credit facility is at the one-month LIBOR rate plus 1.75% (2.28% in aggregate as of April 4, 2009). The remaining balance of the revolving credit facility is subject to an interest rate of prime plus 0.75% (4.0% in aggregate as of April 4, 2009).

Interest Rate Swap Agreement

        On March 10, 2008, we entered into an interest rate swap as described in Item 3 below.

Critical Accounting Estimates

        We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net sales and expenses for the periods presented. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Off-Balance Sheet Arrangements

        As of April 4, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of April 4, 2009, we had $88.8 million outstanding under the term loan facility and $43.0 million outstanding under the revolving credit facility. The term loan facility bore interest of 1.75% above three-month LIBOR, or 2.97% in aggregate, at April 4, 2009. $30.0 million of the revolving credit facility bore interest of 1.75% above one-month LIBOR, or 2.28% in aggregate, at April 4, 2009. The remaining balance of the revolving credit facility bore interest of 0.75% above prime, or 4.0% in aggregate, at April 4, 2009. A hypothetical change in the interest rate of 100 basis points would have an effect on our results of operations and cash flows of approximately $0.8 million over the next four quarters.

        On March 10, 2008, we entered into an interest rate swap agreement (the "Swap") to manage our exposure to floating interest rate risk on our credit facility. The Swap has an initial notional amount of

$49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the term loan facility. Currently, we are borrowing under the term loan facility at a floating interest rate based on three-month LIBOR (plus 1.75% under the terms of our term loan facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.75% under the terms of our term loan facility) through December 19, 2012.

        The Swap has been designated as a cash flow hedge under SFAS No. 133 and we record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax.

        We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries, and our Mexico joint venture. Assets and liabilities of these entities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included as other income (expense) in the accompanying condensed consolidated statements of operations. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts would not have a material impact on our annual results of operations and cash flows.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the last day of the period covered by this report, April 4, 2009 (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

        There were no changes during the fiscal quarter ended April 4, 2009 in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        From time to time we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We do not believe that we are subject to any proceedings that, individually or in the aggregate, would be expected to materially adversely affect our results of operations or financial condition.

ITEM 1A.    Risk Factors.

        There have been no material changes in our Risk Factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

ITEM 3.    Defaults Upon Senior Securities.

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5.    Other Information.

        In connection with his election to the Board of Directors on February 23, 2009, Alfred J. Verrecchia executed an indemnification agreement with the Company in the form executed by all directors and executive officers.

ITEM 6.    Exhibits.

        The exhibits listed in the Exhibit Index following the signature page are filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2009	FGX INTERNATIONAL HOLDINGS LIMITED
	By:	/s/ ANTHONY DI PAOLA Anthony Di Paola
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

Exhibit Number	Exhibit Description
3.1	Amended and Restated Memorandum of Association(1)
3.2	Amended and Restated Articles of Association(2)
10.1	Summary of 2009 Cash Bonus Plan
10.2	Form of Director and Officer Indemnification Agreement between the Company and Alfred J. Verrecchia, dated February 23, 2009(3)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)
Incorporated by reference to the filing of such exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2007 filed with the SEC on December 12, 2007.

(2)
Incorporated by reference to the filing of such exhibit with our Current Report on Form 8-K filed with the SEC on April 9, 2008.

(3)
Incorporated by reference to the filing of such exhibit with our Annual Report on Form 10-K for fiscal year 2008 filed with the SEC on March 13, 2009.