Form 10-Q
period 2009-07-04
FGX International Holdings LTD
filed 2009-08-07
CIK 1357227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
or
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

         The number of ordinary shares outstanding as of August 6, 2009 was 22,122,900.

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

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: adverse economic conditions and low levels of consumer confidence and the resulting adverse impact on consumer discretionary spending, which could reduce our sales; adverse changes in our customers' inventory and working capital policies; the bankruptcy or other lack of commercial success of one or more of our significant customers; the actual charges incurred for product returns and markdowns related to the divestiture of the costume jewelry business may be greater than expected; we or others may discover that our products must be recalled because of defects; consumers, retailers, shareholders and/or others may bring litigation or other claims against us related to our products that may cause us to incur substantial costs to resolve; the concentration of manufacturing of the our products in China, which increases our vulnerability to disruption in that region; interruptions of supply from our Asian product manufacturers; political instability or changing conditions in manufacturing or transportation services in foreign countries; other risks associated with our international operations, including foreign currency exchange rate fluctuations and the impact of quotas, tariffs, or other restrictions on the importation or exportation of our products; a material reduction, cessation, or postponement of purchases by our customers; failure to comply with federal or state regulation of the distribution or sale of our products; the expense and uncertainty of the litigation process including the risk of an unfavorable result in current or future litigation; adverse interest rate fluctuations; our credit insurance does not cover all of our outstanding accounts receivable; our advertising strategy may not have the anticipated impact; unknown potential effects of outbreaks of communicable diseases, including the swine flu, on our business; and disruption due to weather, fire or other unforeseen circumstances in our principal distribution center, as well as those factors described or referred to under the heading "Risk Factors" below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

FGX International Holdings Limited
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

July 4, 2009 and January 3, 2009

(unaudited, in thousands)

	July 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash	$4,685	$2,097
Accounts receivable, less allowances of $29,865 and $23,854 at July 4, 2009 and January 3, 2009, respectively	46,611	50,746
Inventories	33,535	35,543
Prepaid expenses and other current assets	15,569	15,761
Deferred tax assets	16,058	16,013
Current assets of discontinued operations	1,000	4,253

Total current assets	117,458	124,413
Property, plant and equipment, net	17,366	20,543
Other assets:
Goodwill	45,761	44,928
Intangible assets, net of accumulated amortization of $31,998 and $29,642 at July 4, 2009 and January 3, 2009, respectively	66,500	68,856
Other assets	12,109	11,905
Noncurrent assets of discontinued operations	—	2,370

Total assets	$259,194	$273,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$38,000	$37,500
Current maturities of long-term obligations	16,419	15,199
Accounts payable	28,559	30,324
Accrued expenses	22,617	26,836
Accrued income taxes	—	6,005
Current liabilities of discontinued operations	3,544	2,494

Total current liabilities	109,139	118,358

Long-term obligations, less current maturities	69,136	77,863
Deferred tax liabilities	18,238	18,156
Other long term liabilities	15,094	15,284
Commitments and contingencies (note 10)
Shareholders' equity:
FGX International Holdings Limited shareholders' equity
Common stock, no par value. Authorized 101,000 shares; issued 22,886 shares and outstanding 22,123 shares at July 4, 2009 and January 3, 2009	—	—
Additional paid-in capital	108,565	107,048
Accumulated other comprehensive loss	(2,311)	(2,611)
Accumulated deficit	(57,976)	(60,259)
Treasury stock, at cost, 630 shares at July 4, 2009 and January 3, 2009	(2,513)	(2,513)

Total FGX International Holdings Limited shareholders' equity	45,765	41,665

Noncontrolling interest	1,822	1,689

Total shareholders' equity	47,587	43,354

Total liabilities and shareholders' equity	$259,194	$273,015

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six months ended July 4, 2009 and June 28, 2008

(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$75,071	$66,750	$133,961	$122,034
Cost of goods sold	34,395	31,273	61,406	55,812

Gross profit	40,676	35,477	72,555	66,222
Operating expenses:
Selling expenses	21,242	20,195	42,325	37,268
General and administrative expenses	7,052	6,392	14,044	12,827
Amortization of acquired intangibles	1,178	1,296	2,356	2,591

Operating income	11,204	7,594	13,830	13,536
Other income (expense):
Interest expense	(1,278)	(1,450)	(2,594)	(3,222)
Other income, net	21	46	88	54

Income from continuing operations before income taxes	9,947	6,190	11,324	10,368
Income tax expense	3,780	2,179	4,343	3,881

Income from continuing operations	6,167	4,011	6,981	6,487
Discontinued operations, net of tax	(3,164)	159	(4,566)	57

Net income	3,003	4,170	2,415	6,544
Less: Net income attributable to noncontrolling interest	82	80	131	267

Net income attributable to FGX International Holdings Limited	$2,921	$4,090	$2,284	$6,277

Income from continuing operations attributable to FGX International Holdings Limited:
Income from continuing operations	$6,167	$4,011	$6,981	$6,487
Less: Net income attributable to noncontrolling interest	82	80	131	267

Income from continuing operations attributable to FGX International Holdings Limited	$6,085	$3,931	$6,850	$6,220

Basic earnings per share:
Income from continuing operations attributable to FGX International Holdings Limited	$0.27	$0.18	$0.31	$0.29
Discontinued operations, net of tax	(0.14)	0.01	(0.21)	0.01

Basic earnings per share attributable to FGX International Holdings Limited shareholders	$0.13	$0.19	$0.10	$0.30

Diluted earnings per share:
Income from continuing operations attributable to FGX International Holdings Limited	$0.27	$0.18	$0.31	$0.29
Discontinued operations, net of tax	(0.14)	$0.01	(0.21)	—

Diluted earnings per share attributable to FGX International Holdings Limited shareholders	$0.13	$0.19	$0.10	$0.29

Basic weighted average shares outstanding	22,123	21,218	22,123	21,254

Diluted weighted average shares outstanding	22,321	21,358	22,305	21,404

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Statements of Cash Flows

Six months ended July 4, 2009 and June 28, 2008

(unaudited, in thousands)

	Six months ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$2,415	$6,544
Less: discontinued operations, net of tax	(4,566)	57

Income from continuing operations	6,981	6,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,462	10,062
Stock-based compensation	1,518	1,118
Deferred income taxes	95	(292)
Loss on disposal of property, plant, and equipment	256	368
Changes in assets and liabilities:
Accounts receivable	7,561	1,533
Inventories	2,485	(3,684)
Prepaid expenses and other current assets	(2,080)	(2,213)
Other assets	(652)	(167)
Accounts payable	(1,883)	7,953
Accrued expenses and other long-term liabilities	(6,278)	(2,074)
Accrued income taxes	(5,971)	1,217
Net cash provided by (used in) operating activities of discontinued operations	2,131	(1,998)

Net cash provided by operating activities	13,625	18,310
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,014)	(6,484)
Net cash used in investing activities of discontinued operations	(27)	(418)

Net cash used in investing activities	(4,041)	(6,902)

Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit	500	(8,500)
Payments on long-term obligations	(7,506)	(1,926)
Share repurchase	—	(1,484)

Net cash used in financing activities	(7,006)	(11,910)

Effect of exchange rate changes on cash	10	(73)

Net increase (decrease) in cash	2,588	(575)
Cash, beginning of period	2,097	4,567

Cash, end of period	$4,685	$3,992

See accompanying notes to condensed consolidated financial statements.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Reporting Entity and Nature of Business

        FGX International Holdings Limited (the "Company") is a leading designer and marketer of non-prescription reading glasses and sunglasses with distribution primarily through mass retail channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores in North America and the United Kingdom. The Company is incorporated as a business company under the laws of the British Virgin Islands.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended July 4, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending January 2, 2010.

        The accompanying unaudited condensed consolidated financial statements reflect the reclassification of the Company's costume jewelry business as discontinued operations as a result of the decision in the second quarter of 2009 to divest that business.

        The Company has evaluated subsequent events through August 7, 2009, the date the accompanying financial statements were issued.

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

(2) Recent Accounting Pronouncements

        In April 2009, the FASB issued three FASB Staff Positions ("FSPs") intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Recent Accounting Pronouncements (Continued)

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 became effective June 15, 2009 for all subsequent reporting periods. The adoption of SFAS No. 165 did not have an impact on the Company's financial position or results of operation.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS No. 166"), which revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, and eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS No. 166 will be effective at the start of the first fiscal year beginning after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company must determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS No. 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"), which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

(3) Discontinued Operations

        In the second quarter of 2009, the Company's Board of Directors voted to divest the costume jewelry business to better position the Company to focus on its core optical business segments. The costume jewelry business qualified for held for sale treatment in the second quarter of 2009. The Company recorded pre-tax charges totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million related to the divestiture. The Company has presented the results of operations and financial position of this business in discontinued operations in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. The Company subsequently completed the sale of assets related to its costume jewelry

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Discontinued Operations (Continued)

business on July 23, 2009 for consideration of approximately $1.3 million, and no significant gain or loss on the disposal is expected in future periods.

        Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Net sales	$2,353	$4,815	$4,597	$8,754

Income (loss) from operations before tax	$(4,996)	$510	$(7,345)	$136
Provision (benefit) for income taxes	(1,832)	351	(2,779)	79

Income (loss) from discontinued operations	$(3,164)	$159	$(4,566)	$57

        The major classes of assets and liabilities of operations held for sale are as follows:

	As of July 4, 2009	As of January 3, 2009
	(in thousands)
Accounts receivable	$—	$1,517
Inventories	1,000	2,680
Prepaid expenses and other current assets	—	56

Current assets of discontinued operations	1,000	4,253

Property, plant and equipment, net	—	468
Goodwill	—	1,819
Other assets	—	83

Noncurrent assets of discontinued operations	—	2,370

Total assets of discontinued operations	$1,000	$6,623

Accounts payable	$334	$1,640
Accrued expenses	3,210	854

Current liabilities of discontinued operations	$3,544	$2,494

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Comprehensive Income

        Comprehensive income for the three and six months ended July 4, 2009 and June 28, 2008 consist of the following:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Net income	$3,003	$4,170	$2,415	$6,544
Other comprehensive income, net of tax Foreign currency translation adjustments	233	136	226	66
Gain on cash flow hedging activities	59	1,302	73	787

Total comprehensive income, net of tax	3,295	5,608	2,714	7,397
Less: Comprehensive income attributable to noncontrolling interest	82	80	131	267

Comprehensive income attributable to the Company	$3,213	$5,528	$2,583	$7,130

(5) Net Income Per Share

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

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands, except per share amounts)
Net income attributable to the Company	$2,921	$4,090	$2,284	$6,277

Shares used in computing basic net income per share	22,123	21,218	22,123	21,254
Effect of dilutive securities	198	140	182	150

Shares used in computing diluted net income per share	22,321	21,358	22,305	21,404

Basic earnings per share attributable to the Company's shareholders	$0.13	$0.19	$0.10	$0.30

Diluted earnings per share attributable to the Company's shareholders	$0.13	$0.19	$0.10	$0.29

Antidilutive potential common shares excluded from the computation above	1,610	791	1,606	782

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Share Repurchase Program

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company's Board of Directors. In February 2009, the share repurchase program was extended to February 2010. During the three months and six months ended July 4, 2009, the Company did not repurchase any shares. At July 4, 2009, the Company had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program.

(7) Credit Agreement

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

        As of July 4, 2009, the term loan facility bore interest at LIBOR plus 1.75% (2.35% in aggregate as of July 4, 2009). The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million, which commenced on March 31, 2008. The term loan facility and the revolving credit facility will mature on December 19, 2012. As of July 4, 2009, the Company had outstanding indebtedness of $85.0 million under the term loan facility, $38.0 million outstanding under the revolving credit facility and $0.3 million committed under standby letters of credit. Our borrowing availability under the revolving credit facility was $36.7 million.

        The December 2007 Credit Agreement requires the Company to comply with a leverage ratio covenant and a fixed charge ratio covenant. This facility contains customary affirmative and negative covenants that, among other things, limit the ability of the Company and its subsidiaries to pay certain dividends; incur additional indebtedness or liens; make certain investments, restricted payments, or acquisitions and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of July 4, 2009, the Company was in compliance with the required covenants.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Swap Agreement

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

        The following table summarizes the balance of the Swap, the Company's only derivative instrument, based on fair value:

	As of July 4, 2009		As of January 3, 2009
	Balance sheet classification	Fair value	Balance sheet classification	Fair value
	(in thousands)
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swap agreement	Other long-term liabilities	$1,378	Other long-term liabilities	$1,497

Total		$1,378		$1,497

        The following table summarizes the effects of the Swap:

	Amount of gains recognized in other comprehensive income
	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Derivatives designated as cash flow hedges under SFAS No. 133:
Interest rate swap agreement, net of tax	$59	$1,302	$73	$787

Total	$59	$1,302	$73	$787

(9) Income Taxes

        The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. The Company's major tax jurisdiction is the United States. As of July 4, 2009, the federal tax years that remain subject to examination in the United States were 2005 through 2008. The Company believes it is reasonably likely that approximately $1.7 million of unrecognized tax benefits with respect to utilization of net operating losses by an acquired entity and related interest and penalties will reverse within the next twelve months. Such reversal would be offset by the reversal of an indemnification receivable from the seller.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Commitments and Contingencies

  Litigation

        In the ordinary course of business, the Company is party to various types of litigation. The Company maintains insurance to mitigate certain of these risks. The Company believes it has meritorious defenses to all litigation currently pending or threatened, and, in its opinion, none will have a material effect on the Company's financial position or results of operations.

(11) Segments

        The Company operates primarily in the eyewear market. The Company's three reportable segments are Non-Prescription Reading Glasses, Sunglasses and Prescription Frames, and International. These segments have been determined based upon the nature of the products offered and availability of discrete financial information, and are consistent with the way the Company organizes and evaluates financial information internally for the purposes of making operating decisions and assessing performance.

        The Non-Prescription Reading Glasses and Sunglasses and Prescription Frames segments represent sales of these product lines in the United States. The International segment sells similar product lines outside the United States. The Company measures profitability of its segments based on gross profit.

        Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, except for display fixtures. Depreciation expense on display fixtures is specific to each segment. Non-display fixture depreciation is not allocable to a specific segment and is included in corporate and unallocated. Amortization of intangible assets that relate to acquired businesses is included in the specific segment to which they relate. The identifiable assets of the International segment consist of assets of the Company's international subsidiaries. For the other reportable segments the identifiable assets include inventories and intangible assets. The Company does not segregate other assets on a product line basis for internal management reporting and therefore, such information is not presented. Assets included in corporate and unallocated principally are cash,

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Segments (Continued)

accounts receivable, prepaid expenses, deferred income taxes, other assets, and property, plant and equipment.

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Segment Net Sales
Non-prescription Reading Glasses	$33,215	$31,266	$59,389	$58,553
Sunglasses and Prescription Frames	35,213	25,675	61,446	43,794
International	6,643	9,809	13,126	19,687

Total Net Sales	$75,071	$66,750	$133,961	$122,034
Gross Profit
Non-prescription Reading Glasses	$20,418	$18,819	$36,225	$34,616
Sunglasses and Prescription Frames	16,196	10,523	28,534	19,102
International	4,062	6,135	7,796	12,504

Total Gross Profit	$40,676	$35,477	$72,555	$66,222
Segment Profits (Losses)
Non-prescription Reading Glasses	$16,401	$12,980	$27,316	$23,730
Sunglasses and Prescription Frames	10,683	7,648	17,179	12,924
International	1,157	2,108	1,961	4,501
Corporate / Unallocated expenses	(17,037)	(15,142)	(32,626)	(27,619)

Operating Income	$11,204	$7,594	$13,830	$13,536
Depreciation
Non-prescription Reading Glasses	$1,248	$1,717	$2,550	$3,299
Sunglasses and Prescription Frames	1,226	985	2,631	2,082
International	516	738	1,318	1,606
Corporate / Unallocated	310	254	607	495

Total Depreciation	$3,300	$3,694	$7,106	$7,482
Amortization of Intangibles
Non-prescription Reading Glasses	$908	$1,296	$1,816	$2,591
Sunglasses and Prescription Frames	270	—	540	—

Total Amortization of Intangibles	$1,178	$1,296	$2,356	$2,591

	As of July 4, 2009	As of January 3, 2009
	(in thousands)
Identifiable Assets
Non-prescription Reading Glasses	$67,937	$71,282
Sunglasses and Prescription Frames	72,360	72,672
International	17,624	16,095
Corporate / Unallocated	101,273	112,966

Total Identfiable Assets	$259,194	$273,015

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

        We are a leading designer and marketer of non-prescription reading glasses and sunglasses with a portfolio of established, highly recognized eyewear brands including Foster Grant(1) and Magnivision. We sell our Foster Grant brand in the U.S. popular priced sunglasses market and both our Foster Grant and Magnivision brands in the domestic non-prescription reading glasses market. Our products are sourced through low-cost Asian manufacturers and sold primarily through mass channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores. Some of our products are sold to ophthalmic retailers, mid-tier department stores and other specialty retailers.

        With the acquisition of Dioptics Medical Products in November 2008, we added a portfolio of proprietary brands of sunglasses and associated eye care products and accessories, including the SolarShield and PolarEyes brands. These products and accessories are primarily sold through mass merchandisers and chain drug stores, as well as medical supply stores and ophthalmic retailers.

        Our company-owned portfolio also includes the Anarchy, Angel and Gargoyles brands, which target different demographic groups and distribution channels at a premium price point (generally $50–$170). We believe our premium brands have a strong niche consumer appeal. We promote these brands through endorsements from well-recognized action sports athletes and sponsorship of action sports events.

        To complement our proprietary brands, we market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove and C9 by Champion. We also sell a line of prescription frames.

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

Recent Developments

        In the second quarter of 2009, we decided to divest the costume jewelry business to focus on the core optical business segments. The costume jewelry business qualified for held for sale treatment in the second quarter of 2009. We recorded pre-tax charges in the second quarter of 2009 totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million related to the divestiture. The Company has presented the results of operations and financial position of this business in discontinued operations in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. We subsequently completed the sale of assets related to the costume jewelry business on July 23, 2009 for consideration of approximately $1.3 million, and no significant gain or loss on the disposal is expected in future periods.

(1)
Foster Grant®, Magnivision®, Anarchy®, Angel™, Gargoyles®, SolarShield® and PolarEyes® are our trademarks. Ironman Triathlon®, Levi Strauss Signature®, Body Glove® and C9 by Champion® are used under license and are the property of their respective owners. The ® and ™ symbols included here are deemed to apply to each instance of the respective mark in this report.

Overview

        The following is a summary of the Company's operating results for the three and six months ended July 4, 2009:

  •
  Net sales increased 12.5% to $75.1 million in the current quarter from $66.8 million in the same period in 2008 and increased 9.8% to $134.0 million in the first six months of 2009 from $122.0 million in the first six months of 2008. The year-over-year increase was driven by sales by Dioptics Medical Products, acquired in November 2008, and organic growth, offset by the September 2008 discontinuation of an opening price point program at a major customer.

  •
  Income from continuing operations increased 53.8% to $6.2 million in the current quarter from $4.0 million in the second quarter of 2008 and increased 7.6% to $7.0 million in the first six months of 2009 from $6.5 million in the first six months of 2008. The increase was driven by increased sales, partially offset by the addition of Dioptics operating costs and increased spending on marketing and advertising.

  •
  Net income attributable to the Company's shareholders decreased 28.6% to $2.9 million in the current quarter from $4.1 million in the second quarter of 2008 and decreased 63.6% to $2.3 million in the first six months of 2009 from $6.3 million in the first six months of 2008. The decrease was driven by the loss from the discontinued costume jewelry operations.

  •
  Earnings per diluted share decreased to $0.13 in the current quarter from $0.19 in the second quarter of 2008 and decreased to $0.10 in the first six months of 2009 from $0.29 in the first six months of 2008 due to the decrease in net income described above.

  •
  Interest expense decreased $0.2 million, or 11.9%, from $1.5 million in the second quarter of 2008 to $1.3 million in the current quarter and decreased $0.6 million, or 19.5%, from $3.2 million in the first six months of 2008 to $2.6 million in the first six months of 2009. The decreases were the result of lower interest rates.

  •
  Cash flow provided by operating activities was $13.6 million in the first six months of 2009 compared to $18.3 million in the prior year period.

 Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.8	46.9	45.8	45.7

Gross profit	54.2	53.1	54.2	54.3
Operating expenses:
Selling expenses	28.3	30.2	31.6	30.6
General and administrative expenses	9.4	9.6	10.5	10.5
Amortization of acquired intangibles	1.6	1.9	1.8	2.1

Operating income	14.9	11.4	10.3	11.1
Other income (expense):
Interest expense	(1.7)	(2.2)	(1.9)	(2.6)
Other income, net	—	0.1	—	—

Income from continuing operations before income taxes	13.2	9.3	8.4	8.5
Income tax expense	5.0	3.3	3.2	3.2

Income from continuing operations	8.2	6.0	5.2	5.3
Discontinued operations, net of tax	(4.2)	0.2	(3.4)	—

Net income	4.0	6.2	1.8	5.3
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.2

Net income attributable to the Company	3.9%	6.1%	1.7%	5.1%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales:

	Three Months Ended				Six Months Ended
Segment	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
	(unaudited, dollars in thousands)
Non-prescription reading glasses	$33,215	44.2%	$31,266	46.8%	$59,389	44.3%	$58,553	48.0%
Sunglasses and prescription frames	35,213	46.9	25,675	38.5	61,446	45.9	43,794	35.9
International	6,643	8.9	9,809	14.7	13,126	9.8	19,687	16.1

Net sales	$75,071	100.0%	$66,750	100.0%	$133,961	100.0%	$122,034	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment:

	Three Months Ended				Six Months Ended
Segment	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
	(unaudited, dollars in thousands)
Non-prescription reading glasses
Net sales	$33,215	100.0%	$31,266	100.0%	$59,389	100.0%	$58,553	100.0%
Cost of goods sold	12,797	38.5	12,447	39.8	23,164	39.0	23,937	40.9

Gross profit	$20,418	61.5%	$18,819	60.2%	$36,225	61.0%	$34,616	59.1%

Sunglasses and prescription frames
Net sales	$35,213	100.0%	$25,675	100.0%	$61,446	100.0%	$43,794	100.0%
Cost of goods sold	19,017	54.0	15,152	59.0	32,912	53.6	24,692	56.4

Gross profit	$16,196	46.0%	$10,523	41.0%	$28,534	46.4%	$19,102	43.6%

International
Net sales	$6,643	100.0%	$9,809	100.0%	$13,126	100.0%	$19,687	100.0%
Cost of goods sold	2,581	38.9	3,674	37.5	5,330	40.6	7,183	36.5

Gross profit	$4,062	61.1%	$6,135	62.5%	$7,796	59.4%	$12,504	63.5%

Three Months Ended July 4, 2009 Compared to Three Months Ended June 28, 2008

        Net Sales.    Net sales increased by $8.3 million, or 12.5%, from $66.8 million in the three months ended June 28, 2008 to $75.1 million in the three months ended July 4, 2009.

        In the non-prescription reading glasses segment, net sales increased by $1.9 million, or 6.2%, from $31.3 million in the three months ended June 28, 2008 to $33.2 million in the three months ended July 4, 2009. This increase in net sales was due to a program roll-out at a major customer in the second quarter of 2009 that contributed $3.4 million of net sales as well as organic growth at existing customers. These increases were partially offset by the $2.3 million impact of the loss of an opening price point program at a major customer and a new program rolled out at a national retailer that contributed $1.3 million of net sales in the second quarter of 2008 that did not anniversary in the current period.

        In the sunglasses and prescription frames segment, net sales increased by $9.5 million, or 37.1%, from $25.7 million in the three months ended June 28, 2008 to $35.2 million in the three months ended July 4, 2009. This increase was due to $11.6 million in sales by Dioptics Medical Products, which was acquired in November 2008, partially offset by the reduction of a promotional program at a major retailer along with a decline due to adverse weather.

        In the international segment, net sales decreased by $3.2 million, or 32.3%, from $9.8 million in the three months ended June 28, 2008 to $6.6 million in the three months ended July 4, 2009. This decrease in net sales was attributed to the approximately $1.5 million impact of unfavorable foreign exchange rates as well as a $2.1 million non-anniversaried reading glasses roll-out to major U.K. customers in the second quarter of 2008, partially offset by improved sunglasses sales in the U.K.

        Gross Profit.    Gross profit increased $5.2 million, or 14.7%, from $35.5 million in the three months ended June 28, 2008 to $40.7 million in the three months ended July 4, 2009. As a percentage of net sales, gross profit increased from 53.1% to 54.2% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $1.6 million, or 8.5%, from $18.8 million in the three months ended June 28, 2008 to $20.4 million in the three months ended July 4, 2009. As a percentage of net sales, gross profit increased from 60.2% in the second quarter of 2008 to 61.5% during the current quarter. The increase in gross profit as a percentage of net sales was due to lower product costs and a change in pricing structure at a major customer, partially offset by the discontinuation of a high gross margin opening price point program at a major retailer.

        In the sunglasses and prescription frames segment, gross profit increased by $5.7 million, or 53.9%, from $10.5 million in the three months ended June 28, 2008 to $16.2 million in the three months ended July 4, 2009. As a percentage of net sales, gross profit increased from 41.0% to 46.0% during the corresponding periods. The increase in gross profit as a percentage of net sales was due to sales of the higher gross margin Dioptics products and the reduction of a lower margin seasonal program at a major retailer.

        In the international segment, gross profit decreased by $2.0 million, or 33.8%, from $6.1 million in the three months ended June 28, 2008 to $4.1 million in the three months ended July 4, 2009. As a percentage of net sales, gross profit decreased from 62.5% to 61.1% in the corresponding periods. The decrease in gross profit as a percentage of net sales was due to unfavorable foreign exchange rates, as all inventory is purchased in US dollars, a shift in sales mix in the U.K. to more sunglasses sales, which carry lower margins than reading glasses, as well as a lower-margin reading glasses program rolled out to a new customer in 2009.

        Selling Expenses.    Selling expenses increased by $1.0 million, or 5.2%, from $20.2 million in the three months ended June 28, 2008 to $21.2 million in the three months ended July 4, 2009. As a percentage of net sales, selling expenses decreased from 30.3% to 28.3% in the corresponding periods. The dollar increase in selling expenses includes $1.8 million associated with the operations of Dioptics, which we acquired in November 2008, and a $0.8 million increase in marketing costs driven by the television advertising campaigns that concluded at the end of the second quarter, partially offset by a $0.8 million decrease in freight costs, a $0.6 million decrease in depreciation and other expense reductions.

        General and Administrative Expenses.    General and administrative expenses increased by $0.7 million, or 10.3%, from $6.4 million in the three months ended June 28, 2008 to $7.1 million in the three months ended July 4, 2009. As a percentage of net sales, general and administrative expenses decreased from 9.6% to 9.4% in the corresponding periods. The dollar increase included $0.9 million in expenses associated with the Dioptics business, partially offset by a decrease in Sarbanes-Oxley implementation costs and other new public company related costs.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.1 million, or 9.1%, from $1.3 million in the three months ended June 28, 2008 to $1.2 million in the three months ended July 4, 2009. This decrease was due to certain intangible assets associated with the 2004 acquisition of Magnivision being amortized on an accelerated basis over their economic lives, partially offset by amortization of the newly acquired Dioptics intangibles.

        Interest Expense.    Interest expense decreased $0.2 million, or 11.9%, from $1.5 million in the three months ended June 28, 2008 to $1.3 million in the three months ended July 4, 2009. The decrease was the result of lower interest rates.

        Income Taxes.    Provision for income taxes was $3.8 million, or 38.0% of income from continuing operations before income taxes in the three months ended July 4, 2009, compared to $2.2 million, or 35.2%, in the three months ended June 28, 2008. The change in income tax rate resulted from discrete tax events that benefited the tax rate in the second quarter of 2008.

        Income from Continuing Operations.    For the reasons described above, income from continuing operations increased by $2.2 million, or 53.8%, from $4.0 million during the three months ended June 28, 2008 to $6.2 million for the three months ended July 4, 2009.

        Discontinued Operations, Net of Tax.    Discontinued operations decreased $3.4 million from income of $0.2 million in the second quarter of 2008 to a loss of $3.2 million in the second quarter of 2009. We recorded pre-tax charges totaling $5.0 million in the second quarter of 2009, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million related to the divestiture of the costume jewelry business.

        Net Income.    For the reasons described above, net income attributable to our shareholders decreased by $1.2 million, from $4.1 million during the three months ended June 28, 2008 to $2.9 million for the three months ended July 4, 2009.

Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008

        Net Sales.    Net sales increased by $11.9 million, or 9.8%, from $122.0 million in the six months ended June 28, 2008 to $134.0 million in the six months ended July 4, 2009.

        In the non-prescription reading glasses segment, net sales increased by $0.8 million, or 1.4%, from $58.6 million in the six months ended June 28, 2008 to $59.4 million in the six months ended July 4, 2009. This increase in net sales was due to a program roll-out at a major customer in the second quarter of 2009 that contributed $3.4 million of net sales as well as organic growth at existing customers. These increases were partially offset by the $4.4 million impact of the loss of an opening price point program at a major customer and new programs rolled out at two national retailers that contributed an incremental $2.4 million of net sales in the first half of 2008 that did not anniversary in the current period.

        In the sunglasses and prescription frames segment, net sales increased by $17.6 million, or 40.3%, from $43.8 million in the six months ended June 28, 2008 to $61.4 million in the six months ended July 4, 2009. This increase was due to $19.7 million in sales by Dioptics Medical Products, which was acquired in November 2008, partially offset by the reduction of a promotional program at a major retailer along with a decline due to adverse weather.

        In the international segment, net sales decreased by $6.6 million, or 33.3%, from $19.7 million in the six months ended June 28, 2008 to $13.1 million in the six months ended July 4, 2009. This decrease in net sales was attributed to the approximately $3.5 million impact of unfavorable foreign exchange rates, a $2.1 million non-anniversaried reading glasses roll-out to major U.K. customers in the second quarter of 2008 and a $1.0 million non-anniversaried sunglasses roll-out to a major customer in the first quarter of 2008.

        Gross Profit.    Gross profit increased $6.4 million, or 9.6%, from $66.2 million in the six months ended June 28, 2008 to $72.6 million in the six months ended July 4, 2009. As a percentage of net sales, gross profit decreased from 54.3% to 54.2% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $1.6 million, or 4.6%, from $34.6 million in the six months ended June 28, 2008 to $36.2 million in the six months ended July 4, 2009. As a percentage of net sales, gross profit increased from 59.1% to 61.0% during the corresponding periods. The increase in gross profit as a percentage of net sales was due to lower product costs and a change in pricing structure at a major customer, partially offset by the discontinuation of a high gross margin opening price point program at a major retailer.

        In the sunglasses and prescription frames segment, gross profit increased by $9.4 million, or 49.4%, from $19.1 million in the six months ended June 28, 2008 to $28.5 million in the six months ended July 4, 2009. As a percentage of net sales, gross profit increased from 43.6% to 46.4% during the corresponding periods. The increase in gross profit as a percentage of net sales was due to sales of the higher gross margin Dioptics products and the reduction of a lower margin seasonal program at a major retailer.

        In the international segment, gross profit decreased by $4.7 million, or 37.7%, from $12.5 million in the six months ended June 28, 2008 to $7.8 million in the six months ended July 4, 2009. As a percentage of net sales, gross profit decreased from 63.5% to 59.4% in the corresponding periods. The dollar decrease in gross profit and the decrease in gross profit as a percentage of net sales were due to unfavorable foreign exchange rates, as all inventory is purchased in US dollars, a shift in sales mix in the U.K. to more sunglasses sales, which carry lower margins than reading glasses, and a lower-margin reading glasses program rolled out to a new customer in 2009.

        Selling Expenses.    Selling expenses increased by $5.0 million, or 13.6%, from $37.3 million in the six months ended June 28, 2008 to $42.3 million in the six months ended July 4, 2009. As a percentage of net sales, selling expenses increased from 30.6% to 31.6% in the corresponding periods. The dollar increase in selling expenses includes $3.4 million associated with the operations of Dioptics, which we acquired in November 2008, a $3.5 million increase in marketing costs driven by the television advertising campaigns that concluded at the end of the second quarter and increased field service costs of $2.4 million due to a higher number of serviced customer store locations, partially offset by a $2.1 million decrease in freight costs, a $0.7 million decrease in depreciation and other expense reductions.

        General and Administrative Expenses.    General and administrative expenses increased by $1.2 million, or 9.5%, from $12.8 million in the six months ended June 28, 2008 to $14.0 million in the six months ended July 4, 2009. As a percentage of net sales, general and administrative expenses were 10.5% in both periods. The dollar increase included $1.7 million in expenses associated with the Dioptics business, partially offset by a decrease in Sarbanes-Oxley implementation costs and other new public company related costs.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.2 million, or 9.1%, from $2.6 million in the six months ended June 28, 2008 to $2.4 million in the six months ended July 4, 2009. This decrease was due to certain intangible assets associated with the 2004 acquisition of Magnivision being amortized on an accelerated basis over their economic lives, partially offset by amortization of the newly acquired Dioptics intangibles.

        Interest Expense.    Interest expense decreased $0.6 million, or 19.5%, from $3.2 million in the six months ended June 28, 2008 to $2.6 million in the six months ended July 4, 2009. The decrease was the result of lower interest rates.

        Income Taxes.    Provision for income taxes was $4.3 million, or 38.4% of income from continuing operations before income taxes in the six months ended July 4, 2009, compared to $3.9 million, or 37.4%, in the six months ended June 28, 2008. The change in income tax rate resulted from discrete tax events that benefited the tax rate in the first six months of 2008.

        Income from Continuing Operations.    For the reasons described above, income from continuing operations increased by $0.5 million, or 7.6%, from $6.5 million during the six months ended June 28, 2008 to $7.0 million for the six months ended July 4, 2009.

        Discontinued Operations, Net of Tax.    Discontinued operations decreased $4.7 million from income of $0.1 million in the first six months of 2008 to a loss of $4.6 million in the first six months of 2009. We recorded pre-tax charges totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million in the second quarter of 2009 related to the divestiture of the costume jewelry business, and a $1.8 million pre-tax goodwill impairment in the first quarter of 2009.

        Net Income.    For the reasons described above, net income attributable to our shareholders decreased by $4.0 million from $6.3 million during the six months ended June 28, 2008 to $2.3 million for the six months ended July 4, 2009.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations and borrowings under our credit facility. As of July 4, 2009, we had $4.7 million of cash and $36.7 million available under our revolving credit facility.

        We believe that our cash flow from operations, available cash and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least the next twelve months. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, current worldwide economic conditions, including, without limitation, the reduction in credit available to businesses and consumers, and the deepening unemployment and corresponding reductions in consumer spending, may substantially reduce demand for our products, which could have a material adverse effect on our liquidity and results of operations.

        To the extent we decide to pursue one or more acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended
	July 4, 2009	June 28, 2008
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$13,625	$18,310
Investing activities	(4,041)	(6,902)
Financing activities	(7,006)	(11,910)
Effect of exchange rates on cash balances	10	(73)

Net increase (decrease) in cash	$2,588	$(575)

        We purchase finished goods from our contract manufacturers in Asia and typically take title upon delivery to the freight consolidator. Transit times range from 10 to 30 days. Our payment terms with our eyewear suppliers range from 45 to 120 days.

        Operating Activities.    Net cash provided by operating activities decreased by $4.7 million from $18.3 million in the six months ended June 28, 2008 to $13.6 million in the six months ended July 4, 2009. The decrease in operating cash flow was due to a $7.2 million increase in cash used in activities related to accrued income taxes and a $9.8 million increase in cash used in activities related to accounts payable, partially offset by a $6.2 million increase in cash provided by activities related to inventory and a $6.0 million increase in cash provided by the activities related to accounts receivable. The change in accounts payable activities was partially a result of timing of shipments, corresponding to an offsetting change in cash from inventory activities, and partially due to timing of payments to suppliers. The change in accrued income taxes was the result of tax payments related to the 2008 tax year. The change in accounts receivable activities is the result of timing of customer collections.

        Investing Activities.    Net cash used in investing activities decreased from $6.9 million in the six months ended June 28, 2008 to $4.0 million in the six months ended July 4, 2009. The decrease relates to display fixtures purchased and placed at retailers in the first half of 2008 that did not anniversary in the current period.

        Financing Activities.    Net cash used in financing activities decreased by $4.9 million from $11.9 million in the six months ended June 28, 2008 to $7.0 million in the six months ended July 4, 2009. The decrease in net cash used in financing activities was due to $0.5 million of proceeds under the revolving line of credit compared to net repayments of $8.5 million in 2008 and $1.5 million used in stock repurchases in 2008, partially offset by a $5.6 million increase in payments on long-term obligations.

Capital Expenditures

        Our capital expenditures were $4.0 million and $6.5 million for the six months ended July 4, 2009 and June 28, 2008, respectively. The decrease relates to display fixtures placed at retailers in the first half of 2008 that did not anniversary in the current period. The majority of our capital expenditures in both periods related to permanent display fixtures, which we provide in our customers' retail locations. We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At July 4, 2009, we had outstanding commitments for capital expenditures of $2.2 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Agreement

        Our credit facility is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility. Interest rates for borrowings under the new facility are determined based upon our defined leverage ratio. Interest rates were initially priced at 1.75% above LIBOR and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate for base rate borrowings, depending upon our leverage ratio. The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million. Payment of these installments commenced on March 31, 2008. The term loan facility and the revolving credit facility will mature on December 19, 2012. Amounts due under both facilities are collateralized by a pledge of 100% of our tangible and intangible assets. We are also required to pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon our leverage ratio.

        Our credit facility contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. Our credit facility also requires that we comply with leverage ratio and fixed charge coverage ratio covenants. As of July 4, 2009, we were in compliance with these covenants.

        As of July 4, 2009, we had outstanding indebtedness of $85.0 million under our term loan facility, $38.0 million outstanding under the revolving credit facility and $0.3 million committed under standby letters of credit. Our borrowing availability under the revolving credit facility was $36.7 million. Principal payments of $16.3 million under the term loan facility are scheduled in the next twelve months. The interest rate on the term loan facility is at the three-month LIBOR rate plus 1.75% (2.35% in aggregate as of July 4, 2009). The interest rate on $35.0 million of the revolving credit facility is at the one-month LIBOR rate plus 1.75% (2.06% in aggregate as of July 4, 2009). The remaining balance of the revolving credit facility is subject to an interest rate of prime plus 0.75% (4.0% in aggregate as of July 4, 2009).

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

Off-Balance Sheet Arrangements

        As of July 4, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of July 4, 2009, we had $85.0 million outstanding under the term loan facility and $38.0 million outstanding under the revolving credit facility. The term loan facility bore interest of 1.75% above three-month LIBOR, or 2.35% in aggregate, at July 4, 2009. $35.0 million of the revolving credit facility bore interest of 1.75% above one-month LIBOR, or 2.06% in aggregate, at July 4, 2009. The remaining balance of the revolving credit facility bore interest of 0.75% above prime, or 4.0% in aggregate, at July 4, 2009. A hypothetical change in the interest rate of 100 basis points would have an effect on our results of operations and cash flows of approximately $0.8 million over the next four quarters.

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

        The Swap has been designated as a cash flow hedge under SFAS No.133 and we record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax.

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

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the last day of the period covered by this report, July 4, 2009 (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

        There were no changes during the fiscal quarter ended July 4, 2009 in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

  (a)
  The registrant held its Annual Meeting of Shareholders on May 20, 2009.

  (c)
  Described below are the matters voted upon at the Annual Meeting and the number of affirmative votes, votes against and abstentions with respect to each matter.

    Seven directors were elected to serve until the next annual meeting of shareholders as set forth below:

Jared Bluestein	For	15,547,690
	Against	478,523
	Abstain	0
Zvi Eiref	For	15,471,210
	Against	83,312
	Abstain	471,691
Charles J. Hinkaty	For	15,523,304
	Against	31,218
	Abstain	471,691
Robert L. McDowell	For	15,523,304
	Against	31,218
	Abstain	471,691
Jennifer D. Stewart	For	15,547,690
	Against	478,523
	Abstain	0
Alec Taylor	For	15,543,253
	Against	482,960
	Abstain	0
Alfred J. Verrecchia	For	15,994,995
	Against	31,218
	Abstain	0

        Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the 2009 fiscal year:

For	16,023,345
Against	2,868
Abstain	0

ITEM 5.    Other Information.

        None.

ITEM 6.    Exhibits.

        The exhibits listed in the Exhibit Index following the signature page are filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2009	FGX INTERNATIONAL HOLDINGS LIMITED
	By:	/s/ ANTHONY DI PAOLA Anthony Di Paola
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, dated July 23, 2009, by and between FGX International Inc. and Crimzon Rose International, LLC
2.2	Purchase Order, dated July 23, 2009, issued by Head Link One Co., Limited to FGX International Inc.
2.3	Customer Support Agreement, dated July 23, 2009, by and between FGX International Inc. and Crimzon Rose International, LLC
3.1	Amended and Restated Memorandum of Association(1)
3.2	Amended and Restated Articles of Association(2)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)
Incorporated by reference to the filing of such exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2007 filed with the SEC on December 12, 2007.

(2)
Incorporated by reference to the filing of such exhibit with our Current Report on Form 8-K filed with the SEC on April 9, 2008.