Form 10-Q
period 2009-10-03
FGX International Holdings LTD
filed 2009-11-06
CIK 1357227

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

        The number of ordinary shares outstanding as of November 5, 2009 was 22,124,566.

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

        The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: the effect of current adverse economic conditions and low levels of consumer confidence and the resulting adverse impact on consumer discretionary spending, which could reduce our sales; adverse changes in our customers' inventory and working capital policies; the bankruptcy or other lack of commercial success of one or more of our significant customers; the Company's ability to successfully integrate acquired businesses including Corinne McCormack, Inc. and Eye-Bar Inc.; the actual charges incurred for product returns and markdowns related to the divestiture of the costume jewelry business may be greater than expected; we or others may discover that our products must be recalled because of defects; unexpected product returns and related claims pertaining to current or prior periods; the concentration of manufacturing of our products in China, which increases our vulnerability to disruptions in that region; interruptions of supply from our Asian product manufacturers; political instability or changing conditions in manufacturing or transportation services in foreign countries; other risks associated with our international operations, including foreign currency exchange rate fluctuations and the impact of quotas, tariffs, or other restrictions on the importation or exportation of our products; a material reduction, cessation, or postponement of purchases by our customers; failure to comply with federal or state regulation of the distribution or sale of our products; the expense and uncertainty of the litigation process including the risk of an unfavorable result in current or future litigation; adverse interest rate fluctuations; our credit insurance does not cover all of our outstanding accounts receivable; unknown potential effects of outbreaks of communicable diseases, including the swine flu, on our business; and disruption due to weather, fire or other unforeseen circumstances in our principal distribution center, as well as those factors described or referred to under the heading "Risk Factors" below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

FGX International Holdings Limited
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

October 3, 2009 and January 3, 2009

(unaudited, in thousands)

	October 3, 2009	January 3, 2009
ASSETS
Current assets:
Cash	$6,561	$2,097
Accounts receivable, less allowances of $26,781 and $23,854 at October 3, 2009 and January 3, 2009, respectively	33,434	50,746
Inventories	28,125	35,543
Prepaid expenses and other current assets	17,311	15,761
Deferred tax assets	16,678	16,013
Current assets of discontinued operations	—	4,253

Total current assets	102,109	124,413
Property, plant and equipment, net	16,481	20,543
Other assets:
Goodwill	45,684	44,928
Intangible assets, net of accumulated amortization of $33,176 and $29,642 at October 3, 2009 and January 3, 2009, respectively	65,322	68,856
Other assets	13,293	11,905
Noncurrent assets of discontinued operations	—	2,370

Total assets	$242,889	$273,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$28,000	$37,500
Current maturities of long-term obligations	17,016	15,199
Accounts payable	14,160	30,324
Accrued expenses	25,790	26,836
Accrued income taxes	—	6,005
Current liabilities of discontinued operations	4,617	2,494

Total current liabilities	89,583	118,358

Long-term obligations, less current maturities	64,815	77,863
Deferred tax liabilities	18,668	18,156
Other long term liabilities	14,766	15,284
Commitments and contingencies (note 10)
Shareholders' equity:
FGX International Holdings Limited shareholders' equity Common stock, no par value. Authorized 101,000 shares; issued 22,886 shares and outstanding 22,123 shares at October 3, 2009 and January 3, 2009	—	—
Additional paid-in capital	109,311	107,048
Accumulated other comprehensive loss	(2,417)	(2,611)
Accumulated deficit	(51,276)	(60,259)
Treasury stock, at cost, 630 shares at October 3, 2009 and January 3, 2009	(2,513)	(2,513)

Total FGX International Holdings Limited shareholders' equity	53,105	41,665

Noncontrolling interest	1,952	1,689

Total shareholders' equity	55,057	43,354

Total liabilities and shareholders' equity	$242,889	$273,015

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended October 3, 2009 and October 4, 2008

(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
Net sales	$60,580	$53,295	$194,541	$175,329
Cost of goods sold	24,646	22,395	86,052	78,207

Gross profit	35,934	30,900	108,489	97,122
Operating expenses:
Selling expenses	15,708	17,312	58,033	54,580
General and administrative expenses	6,910	5,879	20,954	18,706
Amortization of acquired intangibles	1,178	1,295	3,534	3,886

Operating income	12,138	6,414	25,968	19,950
Other income (expense):
Interest expense	(1,086)	(1,478)	(3,680)	(4,700)
Other income (expense), net	91	(198)	179	(144)

Income from continuing operations before income taxes	11,143	4,738	22,467	15,106
Income tax expense	4,234	1,460	8,577	5,341

Income from continuing operations	6,909	3,278	13,890	9,765
Discontinued operations, net of tax	(78)	732	(4,644)	788

Net income	6,831	4,010	9,246	10,553
Less: Net income attributable to noncontrolling interest	131	103	262	370

Net income attributable to FGX International Holdings Limited	$6,700	$3,907	$8,984	$10,183

Income from continuing operations attributable to FGX International Holdings Limited:
Income from continuing operations	$6,909	$3,278	$13,890	$9,765
Less: Net income attributable to noncontrolling interest	131	103	262	370

Income from continuing operations attributable to FGX International Holdings Limited	$6,778	$3,175	$13,628	$9,395

Basic earnings per share:
Income from continuing operations attributable to FGX International Holdings Limited	$0.30	$0.15	$0.62	$0.44
Discontinued operations, net of tax	—	0.03	(0.21)	0.04

Basic earnings per share attributable to FGX International Holdings Limited shareholders	$0.30	$0.18	$0.41	$0.48

Diluted earnings per share:
Income from continuing operations attributable to FGX International Holdings Limited	$0.30	$0.15	$0.61	$0.44
Discontinued operations, net of tax	—	$0.03	(0.21)	$0.04

Diluted earnings per share attributable to FGX International Holdings Limited shareholders	$0.30	$0.18	$0.40	$0.48

Basic weighted average shares outstanding	22,123	21,171	22,123	21,225

Diluted weighted average shares outstanding	22,418	21,316	22,337	21,361

See accompanying notes to condensed consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Condensed Consolidated Statements of Cash Flows

Nine months ended October 3, 2009 and October 4, 2008

(unaudited, in thousands)

	Nine months ended
	October 3, 2009	October 4, 2008
Cash flows from operating activities:
Net income	$9,246	$10,553
Less: discontinued operations, net of tax	(4,644)	788

Income from continuing operations	13,890	9,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,654	14,918
Stock-based compensation	2,263	1,709
Deferred income taxes	(148)	(286)
Loss on disposal of property, plant, and equipment	296	368
Changes in assets and liabilities:
Accounts receivable, net	20,603	17,472
Inventories	7,752	(1,788)
Prepaid expenses and other current assets	(4,622)	(3,091)
Other assets	(880)	444
Accounts payable	(16,195)	(6,389)
Accrued expenses and other long-term liabilities	(3,304)	(6,268)
Accrued income taxes	(5,891)	(999)
Net cash provided by (used in) operating activities of discontinued operations	4,058	(990)

Net cash provided by operating activities	31,476	24,865
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,175)	(10,070)
Net cash provided by (used in) investing activities of discontinued operations	—	(441)

Net cash used in investing activities	(6,175)	(10,511)

Cash flows from financing activities:
Net repayments under revolving line of credit	(9,500)	(10,000)
Payments on long-term obligations	(11,230)	(5,468)
Share repurchases	—	(1,484)

Net cash used in financing activities	(20,730)	(16,952)

Effect of exchange rate changes on cash	(107)	—

Net increase (decrease) in cash	4,464	(2,598)
Cash, beginning of period	2,097	4,567

Cash, end of period	$6,561	$1,969

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended October 3, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending January 2, 2010.

        The accompanying unaudited condensed consolidated financial statements reflect the reclassification of the Company's costume jewelry business as discontinued operations as a result of the decision in the second quarter of 2009 to divest that business.

        The Company has evaluated subsequent events through November 6, 2009, the date the accompanying financial statements were issued.

        The Company's accounting policies are the same as those described in Note 3 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

        The Company's third quarter of 2009 included 13 weeks while the third quarter of 2008 included 14 weeks. Accordingly, the nine month period of 2009 included 39 weeks while the nine month period of 2008 included 40 weeks.

        The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

(2) Recent Accounting Pronouncements

        In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "ASC"). The ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The ASC did not change GAAP but reorganizes the literature. The ASC is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the ASC during the three months ended October 3, 2009.

        In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities. The new guidance establishes valuation techniques

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Recent Accounting Pronouncements (Continued)

in circumstances in which a quoted price in an active market for the identical liability is not available. Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value. Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy. The new guidance is effective for interim periods ending after August 26, 2009. The adoption of the guidance did not have a material impact on the Company's results of operations or financial position.

(3) Discontinued Operations

        In the second quarter of 2009, the Company's Board of Directors voted to divest the costume jewelry business. The costume jewelry business qualified for held for sale treatment in the second quarter of 2009. The Company recorded pre-tax charges totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million related to the divestiture. The Company has presented the results of operations and financial position of this business in discontinued operations in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. On July 23, 2009, the Company completed a sale of assets related to its costume jewelry business for consideration of approximately $1.3 million, and no significant costs are expected to be incurred in future periods.

        Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
	(in thousands)
Net sales	$59	$5,808	$4,656	$14,562

Income (loss) from discontinued operations before tax	$(301)	$1,180	$(7,646)	$1,316
Provision (benefit) for income taxes	(223)	448	(3,002)	528

Income (loss) from discontinued operations, net of tax	$(78)	$732	$(4,644)	$788

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Discontinued Operations (Continued)

        The major classes of assets and liabilities of operations from discontinued operations are as follows:

	As of October 3, 2009	As of January 3, 2009
	(in thousands)
Accounts receivable	$—	$1,517
Inventories	—	2,680
Prepaid expenses and other current assets	—	56

Current assets of discontinued operations	—	4,253

Property, plant and equipment, net	—	468
Goodwill	—	1,819
Other assets	—	83

Noncurrent assets of discontinued operations	—	2,370

Total assets of discontinued operations	$—	$6,623

Accounts payable	$—	$1,640
Accrued expenses	4,617	854

Current liabilities of discontinued operations	$4,617	$2,494

(4) Comprehensive Income

        Comprehensive income for the three and nine months ended October 3, 2009 and October 4, 2008 consist of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
	(in thousands)
Net income	$6,831	$4,010	$9,246	$10,553
Other comprehensive income, net of tax
Foreign currency translation adjustments	(52)	(879)	174	(813)
Gain (loss) on cash flow hedging activities	(54)	(604)	19	183

Total comprehensive income, net of tax	6,725	2,527	9,439	9,923
Less: Comprehensive income attributable to noncontrolling interest	131	103	262	370

Comprehensive income attributable to the Company	$6,594	$2,424	$9,177	$9,553

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Net Income Per Share

        The Company calculates net income per share in accordance with the Earnings Per Share Topic of FASB ASC. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units and stock options, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
	(in thousands, except per share amounts)
Net income attributable to the Company	$6,700	$3,907	$8,984	$10,183

Shares used in computing basic net income per share	22,123	21,171	22,123	21,225
Effect of dilutive securities	295	145	214	136

Shares used in computing diluted net income per share	22,418	21,316	22,337	21,361

Basic earnings per share attributable to the Company's shareholders	$0.30	$0.18	$0.41	$0.48

Diluted earnings per share attributable to the Company's shareholders	$0.30	$0.18	$0.40	$0.48

Antidilutive potential common shares excluded	1,219	782	1,602	782

(6) Share Repurchase Program

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Company's Board of Directors. In February 2009, the share repurchase program was extended to February 2010. During the three months and nine months ended October 3, 2009, the Company did not repurchase any shares. At October 3, 2009, the Company had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program.

(7) Credit Agreement

        The Company is party to a senior secured credit facility ("December 2007 Credit Agreement") that is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility. Interest rates for borrowings under the credit facility are determined based upon the Company's defined leverage ratio. Interest rates were initially priced at 1.75% above the London Interbank Offered Rate (LIBOR) and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate (higher of prime rate or the Federal Funds rate plus 0.5%) for base rate borrowings, depending upon the Company's

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Credit Agreement (Continued)

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

        As of October 3, 2009, the Company had outstanding indebtedness of $81.3 million under the term loan facility, $28.0 million outstanding under the revolving credit facility and $0.3 million committed under standby letters of credit. Our borrowing availability under the revolving credit facility was $46.7 million. The interest rate on the term loan facility was at the three-month LIBOR rate plus 1.75% (2.04% in aggregate as of October 3, 2009). The interest rate on $20.0 million of the revolving credit facility is at the one-month LIBOR rate plus 1.75% (2.0% in aggregate as of October 3, 2009). The remaining balance of the revolving credit facility is subject to an interest rate of prime plus 0.75% (4.0% in aggregate as of October 3, 2009).

        The December 2007 Credit Agreement contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. This facility also requires the Company to comply with a leverage ratio covenant and a fixed charge ratio covenant. As of October 3, 2009, the Company was in compliance with the required covenants.

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

        The Swap has been designated as a cash flow hedge in accordance with the Derivatives and Hedging Topic of FASB ASC and the Company records the effective portion of any change in the fair value as other comprehensive income (loss), net of tax.

FGX International Holdings Limited

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Swap Agreement (Continued)

        The following table summarizes the balance of the Swap, the Company's only derivative instrument, based on fair value:

	As of October 3, 2009		As of January 3, 2009
	Balance sheet classification	Fair value	Balance sheet classification	Fair value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate swap agreement	Other long-term liabilities	$1,465	Other long-term liabilities	$1,497

Total		$1,465		$1,497

        The following table summarizes the effects of the Swap:

	Amount of gains (losses) recognized in other comprehensive income
	Three months ended		Nine months ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
	(in thousands)
Derivatives designated as cash flow hedges:
Interest rate swap agreement, net of tax	(54)	(604)	19	183

Total gains (losses)	(54)	(604)	19	183

(9) Income Taxes

        The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. The Company's major tax jurisdiction is the United States. As of October 3, 2009, the federal tax years that remain subject to examination in the United States were 2005 through 2008. The Company believes it is reasonably likely that approximately $2.6 million of unrecognized tax benefits and related interest and penalties will reverse within the next twelve months. Approximately $1.9 million of the $2.6 million relates to the utilization of net operating losses and interest on guaranteed third-party debt by an acquired entity and would be offset by the reversal of an indemnification receivable from the seller.

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

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
	(in thousands)
Segment Net Sales
Non-prescription Reading Glasses	$32,242	$36,501	$91,631	$95,054
Sunglasses and Prescription Frames	17,682	10,425	79,128	54,219
International	10,656	6,369	23,782	26,056

Total Net Sales	$60,580	$53,295	$194,541	$175,329
Gross Profit
Non-prescription Reading Glasses	$20,188	$23,089	$56,413	$57,705
Sunglasses and Prescription Frames	8,178	3,526	36,712	22,628
International	7,568	4,285	15,364	16,789

Total Gross Profit	$35,934	$30,900	$108,489	$97,122
Segment Profits (Losses)
Non-prescription Reading Glasses	$16,565	$16,474	$43,881	$40,204
Sunglasses and Prescription Frames	2,581	107	19,760	13,031
International	4,896	857	6,857	5,358
Corporate / Unallocated expenses	(11,904)	(11,024)	(44,530)	(38,643)

Operating Income	$12,138	$6,414	$25,968	$19,950
Depreciation
Non-prescription Reading Glasses	$1,125	$1,794	$3,675	$5,093
Sunglasses and Prescription Frames	1,214	1,142	3,845	3,223
International	366	363	1,684	1,971
Corporate / Unallocated	309	251	916	745

Total Depreciation	$3,014	$3,550	$10,120	$11,032
Amortization of Intangibles
Non-prescription Reading Glasses	$908	$1,295	$2,724	$3,886
Sunglasses and Prescription Frames	270	—	810	—

Total Amortization of Intangibles	$1,178	$1,295	$3,534	$3,886

	As of October 3, 2009	As of January 3, 2009
	(in thousands)
Identifiable Assets
Non-prescription Reading Glasses	$65,196	$71,282
Sunglasses and Prescription Frames	69,147	72,672
International	19,140	16,095
Corporate / Unallocated	89,406	112,966

Total Identfiable Assets	$242,889	$273,015

(12) Subsequent event

        On October 28, 2009, we acquired all of the outstanding stock of Corinne McCormack, Inc. and Eye-Bar Inc. in exchange for $1.45 million in cash.

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

        With the acquisition of Corinne McCormack in October 2009, we added the Corinne McCormack brand of eyewear and accessories. These products are sold to better specialty and department stores.

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

        To complement our proprietary brands, we market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove, Rawlings and C9 by Champion. We also sell a line of prescription frames.

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

Recent Developments

        On October 28, 2009, we acquired all of the outstanding stock of Corinne McCormack, Inc. and Eye-Bar Inc. in exchange for $1.45 million in cash.

        In the second quarter of 2009, we decided to divest the costume jewelry business to focus on the core optical business segments. The costume jewelry business qualified for held for sale treatment in the second quarter of 2009. We recorded pre-tax charges in the second quarter of 2009 totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million related to the

(1)
Foster Grant®, Magnivision®, Anarchy®, Angel™, Gargoyles®, SolarShield®, PolarEyes® and Corinne McCormack® are our trademarks. Ironman Triathlon®, Levi Strauss Signature®, Body Glove®, Rawlings® and C9 by Champion® are used under license and are the property of their respective owners. The ® and ™ symbols included here are deemed to apply to each instance of the respective mark in this report.

  divestiture, and a $1.8 million pre-tax goodwill impairment in the first quarter of 2009. The Company has presented the results of operations and financial position of this business in discontinued operations in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. On July 23, 2009, we completed a sale of assets related to the costume jewelry business for consideration of approximately $1.3 million, and no significant costs are expected to be incurred in future periods.

Overview

        The following is a summary of the Company's operating results for the three and nine months ended October 3, 2009:

  •
  Net sales increased 13.7% to $60.6 million in the current quarter from $53.3 million in the same period in 2008 and increased 11.0% to $194.5 million in the first nine months of 2009 from $175.3 million in the first nine months of 2008. The year-over-year increase was driven by sales by Dioptics Medical Products, acquired in November 2008, and organic growth, offset by the September 2008 discontinuation of an opening price point program at a major customer.

  •
  Income from continuing operations attributable to the Company increased 113.5% to $6.8 million in the current quarter from $3.2 million in the third quarter of 2008 and increased 45.1% to $13.6 million in the first nine months of 2009 from $9.4 million in the first nine months of 2008. The increase was driven by increased sales, partially offset by the addition of Dioptics' operating costs.

  •
  Net income attributable to the Company's shareholders increased 71.5% to $6.7 million in the current quarter from $3.9 million in the third quarter of 2008 and decreased 11.8% to $9.0 million in the first nine months of 2009 from $10.2 million in the first nine months of 2008. The increase in the quarter was driven by sales growth, while the decrease in the nine-month period was driven by the loss from the discontinued costume jewelry operations.

  •
  Earnings per diluted share increased to $0.30 in the current quarter from $0.18 in the third quarter of 2008 and decreased to $0.40 in the first nine months of 2009 from $0.48 in the first nine months of 2008 due to the changes in net income described above.

  •
  Interest expense decreased $0.4 million, or 26.5%, from $1.5 million in the third quarter of 2008 to $1.1 million in the current quarter and decreased $1.0 million, or 21.7%, from $4.7 million in the first nine months of 2008 to $3.7 million in the first nine months of 2009. The decreases were the result of lower interest rates.

  •
  Cash flow provided by operating activities was $31.5 million in the first nine months of 2009 compared to $24.9 million in the prior year period.

 Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	40.7	42.0	44.2	44.6

Gross profit	59.3	58.0	55.8	55.4
Operating expenses:
Selling expenses	25.9	32.5	29.9	31.1
General and administrative expenses	11.4	11.0	10.8	10.7
Amortization of acquired intangibles	2.0	2.4	1.8	2.2

Operating income	20.0	12.1	13.3	11.4
Other income (expense):
Interest expense	(1.8)	(2.8)	(1.9)	(2.7)
Other income, net	0.2	(0.4)	0.1	(0.1)

Income from continuing operations before income taxes	18.4	8.9	11.5	8.6
Income tax expense	7.0	2.7	4.4	3.0

Income from continuing operations	11.4	6.2	7.1	5.6
Discontinued operations, net of tax	(0.1)	1.3	(2.4)	0.4

Net income	11.3	7.5	4.7	6.0
Less: Net income attributable to noncontrolling interest	0.2	0.2	0.1	0.2

Net income attributable to the Company	11.1%	7.3%	4.6%	5.8%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales:

	Three Months Ended				Nine Months Ended
Segment	October 3, 2009		October 4, 2008		October 3, 2009		October 4, 2008
	(unaudited, dollars in thousands)
Net sales
Non-prescription Reading Glasses	$32,242	53.2%	$36,501	68.5%	$91,631	47.1%	$95,054	54.2%
Sunglasses and Prescription Frames	17,682	29.2	10,425	19.6	79,128	40.7	54,219	30.9
International	10,656	17.6	6,369	11.9	23,782	12.2	26,056	14.9

Total net sales	$60,580	100.0%	$53,295	100.0%	$194,541	100.0%	$175,329	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment:

	Three Months Ended				Nine Months Ended
Segment	October 3, 2009		October 4, 2008		October 3, 2009		October 4, 2008
	(unaudited, dollars in thousands)
Non-prescription Reading Glasses
Net sales	$32,242	100.0%	$36,501	100.0%	$91,631	100.0%	$95,054	100.0%
Cost of goods sold	12,054	37.4	13,412	36.7	35,218	38.4	37,349	39.3

Gross profit	$20,188	62.6%	$23,089	63.3%	$56,413	61.6%	$57,705	60.7%

Sunglasses and Prescription Frames
Net sales	$17,682	100.0%	$10,425	100.0%	$79,128	100.0%	$54,219	100.0%
Cost of goods sold	9,504	53.7	6,899	66.2	42,416	53.6	31,591	58.3

Gross profit	$8,178	46.3%	$3,526	33.8%	$36,712	46.4%	$22,628	41.7%

International
Net sales	$10,656	100.0%	$6,369	100.0%	$23,782	100.0%	$26,056	100.0%
Cost of goods sold	3,088	29.0	2,084	32.7	8,418	35.4	9,267	35.6

Gross profit	$7,568	71.0%	$4,285	67.3%	$15,364	64.6%	$16,789	64.4%

Three Months Ended October 3, 2009 Compared to Three Months Ended October 4, 2008

        Net Sales.    Net sales increased by $7.3 million, or 13.7%, from $53.3 million in the three months ended October 4, 2008 to $60.6 million in the three months ended October 3, 2009.

        In the non-prescription reading glasses segment, net sales decreased by $4.3 million, or 11.7%, from $36.5 million in the three months ended October 4, 2008 to $32.2 million in the three months ended October 3, 2009. This decrease in net sales was due to a shift in timing of program updates at two major customers to the second quarter of 2009 that in 2008 occurred in the third quarter. These program updates contributed $5.4 million of net sales in the third quarter of 2008. In addition, sales were negatively impacted by the loss of an opening price point program at a major customer that contributed $1.5 million in the third quarter of 2008, partially offset by organic growth.

        In the sunglasses and prescription frames segment, net sales increased by $7.3 million, or 69.6%, from $10.4 million in the three months ended October 4, 2008 to $17.7 million in the three months ended October 3, 2009. This increase was due to $6.9 million in sales by Dioptics Medical Products, which was acquired in November 2008, as well as organic growth.

        In the international segment, net sales increased by $4.3 million, or 67.3%, from $6.4 million in the three months ended October 4, 2008 to $10.7 million in the three months ended October 3, 2009. This increase in net sales was attributed to a $5.8 million reading glasses roll-out at a major customer in Canada, partially offset by an approximately $1.1 million impact of unfavorable foreign exchange rates.

        Gross Profit.    Gross profit increased $5.0 million, or 16.3%, from $30.9 million in the three months ended October 4, 2008 to $35.9 million in the three months ended October 3, 2009. As a percentage of net sales, gross profit increased from 58.0% to 59.3% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit decreased by $2.9 million, or 12.6%, from $23.1 million in the three months ended October 4, 2008 to $20.2 million in the three months ended October 3, 2009. As a percentage of net sales, gross profit decreased from 63.3% in the third quarter of 2008 to 62.6% during the current quarter. The decrease in gross profit as a percentage of net sales was due to the discontinuation of a high gross margin opening price point program at a major retailer, partially offset by lower product costs and a change in pricing structure at a major customer.

        In the sunglasses and prescription frames segment, gross profit increased by $4.7 million, or 131.9%, from $3.5 million in the three months ended October 4, 2008 to $8.2 million in the three months ended October 3, 2009. As a percentage of net sales, gross profit increased from 33.8% to 46.3% during the corresponding periods. This increase in gross profit as a percentage of net sales was due to sales of the higher gross margin Dioptics products (9.6 percentage points), as well as lower product costs.

        In the international segment, gross profit increased by $3.3 million, or 76.6%, from $4.3 million in the three months ended October 4, 2008 to $7.6 million in the three months ended October 3, 2009. As a percentage of net sales, gross profit increased from 67.3% to 71.0% in the corresponding periods. This increase in gross profit as a percentage of net sales was due to a higher margin reading glasses roll-out to a major Canadian retailer, partially offset by unfavorable foreign exchange rates.

        Selling Expenses.    Selling expenses decreased by $1.6 million, or 9.3%, from $17.3 million in the three months ended October 4, 2008 to $15.7 million in the three months ended October 3, 2009. As a percentage of net sales, selling expenses decreased from 32.5% to 25.9% in the corresponding periods. The dollar decrease in selling expenses was due to a $1.0 million decrease in freight costs, a $0.7 million decrease in depreciation, a $0.6 million decrease due to timing of advertising, and other expense reductions. These decreases were partially offset by $1.6 million of selling expenses associated with the operations of Dioptics Medical Products, which we acquired in November 2008.

        General and Administrative Expenses.    General and administrative expenses increased by $1.0 million, or 17.5%, from $5.9 million in the three months ended October 4, 2008 to $6.9 million in the three months ended October 3, 2009. As a percentage of net sales, general and administrative expenses increased from 11.0% to 11.4% in the corresponding periods. The dollar increase included $0.8 million in expenses associated with the Dioptics Medical Products business, which we acquired in November 2008.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.1 million, or 9.0%, from $1.3 million in the three months ended October 4, 2008 to $1.2 million in the three months ended October 3, 2009. This decrease was due to certain intangible assets associated with the 2004 acquisition of Magnivision being amortized on an accelerated basis over their economic lives, partially offset by amortization of the newly acquired Dioptics' intangibles.

        Interest Expense.    Interest expense decreased $0.4 million, or 26.5%, from $1.5 million in the three months ended October 4, 2008 to $1.1 million in the three months ended October 3, 2009. The decrease was the result of lower interest rates.

        Income Taxes.    Provision for income taxes was $4.2 million, or 38.0% of income from continuing operations before income taxes in the three months ended October 3, 2009, compared to $1.5 million, or 30.8%, in the three months ended October 4, 2008. The change in income tax rate resulted from discrete tax events that benefited the tax rate in the third quarter of 2008, including the reduction of tax liability related to uncertain tax positions, adjustments to tax provision estimates from filing related federal and state tax returns and anticipated refunds from amended state tax returns.

        Income from Continuing Operations.    For the reasons described above, income from continuing operations increased by $3.6 million, or 110.8%, from $3.3 million during the three months ended October 4, 2008 to $6.9 million for the three months ended October 3, 2009.

        Discontinued Operations, Net of Tax.    Discontinued operations decreased $0.8 million from income of $0.7 million in the third quarter of 2008 to a loss of $0.1 million in the third quarter of 2009. This decrease is due to the divestiture of the costume jewelry business, which was completed on July 23, 2009.

        Net Income.    For the reasons described above, net income attributable to our shareholders increased by $2.8 million, from $3.9 million during the three months ended October 4, 2008 to $6.7 million for the three months ended October 3, 2009.

Nine Months Ended October 3, 2009 Compared to Nine Months Ended October 4, 2008

        Net Sales.    Net sales increased by $19.2 million, or 11.0%, from $175.3 million in the nine months ended October 4, 2008 to $194.5 million in the nine months ended October 3, 2009.

        In the non-prescription reading glasses segment, net sales decreased by $3.5 million, or 3.6%, from $95.1 million in the nine months ended October 4, 2008 to $91.6 million in the nine months ended October 3, 2009. This decrease in net sales was due to the $5.9 million impact of the loss of an opening price point program at a major customer, a non-anniversaried program update at a major customer that contributed $3.0 million of net sales in the first nine months in 2008 and a $2.0 million reduction in a program update at a major customer compared to the first nine months of 2008, partially offset by organic growth.

        In the sunglasses and prescription frames segment, net sales increased by $24.9 million, or 45.9%, from $54.2 million in the nine months ended October 4, 2008 to $79.1 million in the nine months ended October 3, 2009. This increase was due to $26.6 million in sales by Dioptics Medical Products, which was acquired in November 2008, and the $1.3 million impact of a new sunglasses program at an existing customer, partially offset by the $4.1 million impact of the reduction of a promotional program at a major retailer.

        In the international segment, net sales decreased by $2.3 million, or 8.7%, from $26.1 million in the nine months ended October 4, 2008 to $23.8 million in the nine months ended October 3, 2009. This decrease in net sales was attributed to the approximately $4.8 million impact of unfavorable foreign exchange rates and $3.1 million of non-anniversaried roll-outs to major U.K. customers in the first half of 2008, partially offset by a $5.8 million reading glasses roll-out at a major customer in Canada in the third quarter of 2009.

        Gross Profit.    Gross profit increased $11.4 million, or 11.7%, from $97.1 million in the nine months ended October 4, 2008 to $108.5 million in the nine months ended October 3, 2009. As a percentage of net sales, gross profit increased from 55.4% to 55.8% during the corresponding periods.

        In the non-prescription reading glasses segment, gross profit decreased by $1.3 million, or 2.2%, from $57.7 million in the nine months ended October 4, 2008 to $56.4 million in the nine months ended October 3, 2009. As a percentage of net sales, gross profit increased from 60.7% to 61.6% during the corresponding periods. The increase in gross profit as a percentage of net sales was due to lower product costs and a change in pricing structure at a major customer, partially offset by the discontinuation of a high gross margin opening price point program at a major retailer.

        In the sunglasses and prescription frames segment, gross profit increased by $14.1 million, or 62.2%, from $22.6 million in the nine months ended October 4, 2008 to $36.7 million in the nine months ended October 3, 2009. As a percentage of net sales, gross profit increased from 41.7% to 46.4% during the corresponding periods. The 4.7 percentage point increase in gross profit as a percentage of net sales was due to sales of the higher gross margin Dioptics products.

        In the international segment, gross profit decreased by $1.4 million, or 8.5%, from $16.8 million in the nine months ended October 4, 2008 to $15.4 million in the nine months ended October 3, 2009. As a percentage of net sales, gross profit increased from 64.4% to 64.6% in the corresponding periods. The increase in gross profit as a percentage of net sales was due to a higher margin reading glasses roll-out to a major Canadian retailer, partially offset by unfavorable foreign exchange rates and a lower-margin reading glasses program rolled out to a new U.K. customer in 2009.

        Selling Expenses.    Selling expenses increased by $3.4 million, or 6.3%, from $54.6 million in the nine months ended October 4, 2008 to $58.0 million in the nine months ended October 3, 2009. As a percentage of net sales, selling expenses decreased from 31.1% to 29.9% in the corresponding periods. The dollar increase in selling expenses is driven by $4.9 million associated with the operations of Dioptics Medical Products, which we acquired in November 2008, a $2.8 million increase in marketing costs driven by the television advertising campaigns that concluded at the end of the second quarter and increased field service costs of $2.9 million due to a higher number of serviced customer store locations, partially offset by a $2.9 million decrease in freight costs, a $1.4 million decrease in depreciation and other expense reductions.

        General and Administrative Expenses.    General and administrative expenses increased by $2.3 million, or 12.0%, from $18.7 million in the nine months ended October 4, 2008 to $21.0 million in the nine months ended October 3, 2009. As a percentage of net sales, general and administrative expenses increased from 10.7% to 10.8% in the corresponding periods. The dollar increase included $2.5 million in expenses associated with the Dioptics Medical Products business, which we acquired in November 2008, partially offset by a decrease in public company related costs.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.4 million, or 9.1%, from $3.9 million in the nine months ended October 4, 2008 to $3.5 million in the nine months ended October 3, 2009. This decrease was due to certain intangible assets associated with the 2004 acquisition of Magnivision being amortized on an accelerated basis over their economic lives, partially offset by amortization of the newly acquired Dioptics' intangibles.

        Interest Expense.    Interest expense decreased $1.0 million, or 21.7%, from $4.7 million in the nine months ended October 4, 2008 to $3.7 million in the nine months ended October 3, 2009. The decrease was the result of lower interest rates.

        Income Taxes.    Provision for income taxes was $8.6 million, or 38.2% of income from continuing operations before income taxes in the nine months ended October 3, 2009, compared to $5.3 million, or 35.4%, in the nine months ended October 4, 2008. The change in income tax rate resulted from discrete tax events that benefited the tax rate in the first nine months of 2008, including the reduction of tax liability related to uncertain tax positions, adjustments to tax provision estimates from filing related federal and state tax returns and anticipated refunds from amended state tax returns.

        Income from Continuing Operations.    For the reasons described above, income from continuing operations increased by $4.1 million, or 42.2%, from $9.8 million during the nine months ended October 4, 2008 to $13.9 million for the nine months ended October 3, 2009.

        Discontinued Operations, Net of Tax.    Discontinued operations decreased $5.4 million from income of $0.8 million in the first nine months of 2008 to a loss of $4.6 million in the first nine months of 2009. We recorded pre-tax charges totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million in the second quarter of 2009 related to the divestiture of the costume jewelry business, and a $1.8 million pre-tax goodwill impairment in the first quarter of 2009. We ceased operations of the jewelry business upon completion of the sale on July 23, 2009.

        Net Income.    For the reasons described above, net income attributable to our shareholders decreased by $1.2 million from $10.2 million during the nine months ended October 4, 2008 to $9.0 million for the nine months ended October 3, 2009.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically display fixtures) and debt service. Our primary sources of cash have been cash flow from operations and borrowings under our credit facility. As of October 3, 2009, we had $6.6 million of cash and $46.7 million available under our revolving credit facility.

        We believe that our cash flow from operations, available cash and borrowings available under our credit facility will be adequate to meet our liquidity needs through at least the next twelve months. However, our ability to make scheduled payments of principal, pay the interest on or refinance our indebtedness or fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, current worldwide economic conditions, including, without limitation, the reduction in credit available to businesses and consumers, and the high unemployment rate and corresponding weak consumer spending, may substantially reduce demand for our products, which could have a material adverse effect on our liquidity and results of operations.

        To the extent we decide to pursue acquisitions, we may need to incur additional indebtedness or sell additional equity to finance those acquisitions.

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended
	October 3, 2009	October 4, 2008
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$31,476	$24,865
Investing activities	(6,175)	(10,511)
Financing activities	(20,730)	(16,952)
Effect of exchange rates on cash balances	(107)	—

Net increase (decrease) in cash	$4,464	$(2,598)

        We purchase finished goods from our contract manufacturers in Asia and typically take title upon delivery to the freight consolidator. Transit times range from 10 to 30 days. Our payment terms with our eyewear suppliers range from 45 to 120 days.

        Operating Activities.    Net cash provided by operating activities increased by $6.6 million from $24.9 million in the nine months ended October 4, 2008 to $31.5 million in the nine months ended October 3, 2009. This increase in operating cash flow was due to a $9.5 million increase in cash provided by activities related to inventory, a $5.0 million increase in cash provided by discontinued operations, a $4.1 million increase in net income from continuing operations and a $3.1 million increase in cash provided by the activities related to accounts receivable, partially offset by a $9.8 million increase in cash used in activities related to accounts payable and a $4.9 million increase in cash used in activities related to accrued income taxes. The change in inventory activity was a result of timing of shipments, partially offsetting a change in cash from accounts payable. The change in discontinued operations activity is due to the divestiture of the costume jewelry business. The change in accounts receivable activities is the result of timing of customer collections. The change in accounts payable activities was partially a result of timing of shipments, corresponding to an offsetting change in cash from inventory activities, and partially due to timing of payments to suppliers. The change in accrued income taxes was the result of tax payments related to the 2008 tax year and incremental estimated tax payments for the 2009 tax year.

        Investing Activities.    Net cash used in investing activities decreased from $10.5 million in the nine months ended October 4, 2008 to $6.2 million in the nine months ended October 3, 2009. This decrease relates to fewer replacements of in-store display fixtures placed at retailers.

        Financing Activities.    Net cash used in financing activities increased by $3.7 million from $17.0 million in the nine months ended October 4, 2008 to $20.7 million in the nine months ended October 3, 2009. The increase in net cash used in financing activities was due to a $5.7 million increase in payments on long-term obligations, partially offset by $1.5 million used in stock repurchases in 2008 and a decrease of $0.5 million in net repayments under the revolving line of credit.

Capital Expenditures

        Our capital expenditures were $6.2 million and $10.1 million for the nine months ended October 3, 2009 and October 4, 2008, respectively. The decrease relates to fewer replacements of in-store display fixtures placed at retailers. The majority of our capital expenditures in both periods related to permanent display fixtures, which we provide in our customers' retail locations. We depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At October 3, 2009, we had outstanding commitments for capital expenditures of $1.8 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

Credit Agreement

        Our credit facility is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of our existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility. Interest rates for borrowings under the new facility are determined based upon our defined leverage ratio. Interest rates were initially priced at 1.75% above LIBOR and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate (higher of prime rate or the Federal Funds rate plus 0.5%) for base rate borrowings, depending upon our leverage ratio. The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million. Payment of these installments commenced on March 31, 2008. The term loan facility and the revolving credit facility will mature on December 19, 2012. Amounts due under both facilities are collateralized by a pledge of 100% of our tangible and intangible assets. We are also required to pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon our leverage ratio.

        Our credit facility contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. Our credit facility also requires that we comply with leverage ratio and fixed charge coverage ratio covenants. As of October 3, 2009, we were in compliance with these covenants.

        As of October 3, 2009, we had outstanding indebtedness of $81.3 million under our term loan facility, $28.0 million outstanding under the revolving credit facility and $0.3 million committed under standby letters of credit. Our borrowing availability under the revolving credit facility was $46.7 million. Principal payments of $16.9 million under the term loan facility are scheduled in the next twelve months. The interest rate on the term loan facility is at the three-month LIBOR rate plus 1.75%

(2.04% in aggregate as of October 3, 2009). The interest rate on $20.0 million of the revolving credit facility is at the one-month LIBOR rate plus 1.75% (2.0% in aggregate as of October 3, 2009). The remaining balance of the revolving credit facility is subject to an interest rate of prime plus 0.75% (4.0% in aggregate as of October 3, 2009).

Interest Rate Swap Agreement

        On March 10, 2008, we entered into an interest rate swap as described in Item 3 below.

Critical Accounting Estimates

        We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net sales and expenses for the periods presented. These estimates and assumptions that management believes are the most significant ones are the same as those detailed in the Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Off-Balance Sheet Arrangements

        As of October 3, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of October 3, 2009, we had $81.3 million outstanding under the term loan facility and $28.0 million outstanding under the revolving credit facility. The term loan facility bore interest of 1.75% above three-month LIBOR, or 2.04% in aggregate, at October 3, 2009. $20.0 million of the revolving credit facility bore interest of 1.75% above one-month LIBOR, or 2.0% in aggregate, at October 3, 2009. The remaining balance of the revolving credit facility bore interest of 0.75% above prime, or 4.0% in aggregate, at October 3, 2009. A hypothetical change in the interest rate of 100 basis points would have an effect on our results of operations and cash flows of approximately $0.7 million over the next four quarters.

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

        The Swap has been designated as a cash flow hedge in accordance with the Derivatives and Hedging Topic of FASB ASC and we record the effective portion of any change in the fair value as other comprehensive income (loss), net of tax.

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

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the last day of the period covered by this report, October 3, 2009 (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

        There were no changes during the fiscal quarter ended October 3, 2009 in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

ITEM 3.    Defaults Upon Senior Securities.

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5.    Other Information.

        Effective as of November 6, 2009, FGX International Inc. ("FGX"), a subsidiary of the Company, entered into a second amendment to the existing employment agreements (the "Amendments") with each of Alec Taylor (to which amendment the Company also is a party), John H. Flynn, Jr., Anthony Di Paola, Steven Crellin, Jeffrey J. Giguere, Gerald Kitchen and Richard W. Kornhauser (collectively, the "Executives"). The Amendments include the following modifications to the underlying employment agreements: (i) increase the multiple of base salary and annual target bonus to be paid as severance in connection with a qualifying termination of employment, whether occurring prior to or after a change in control, to 2.0 for Mr. Taylor and to 1.5 for each of Messrs. Di Paola, Giguere, Kitchen, Kornhauser and Crellin (Mr. Crellin's Amendment also adds his annual target bonus to the severance calculation and requires that he execute a general release prior to receiving any severance benefits); (ii) update the definition of "Change In Control" for all Executives; and (iii) eliminate for all Executives any requirement that severance benefits be reduced by other income earned following termination of employment. Mr. Taylor's Amendment also conforms the definition of "Good Reason" in his agreement to the employment agreements of the other Executives by providing the right to resign for Good Reason if there is a material reduction in his duties, responsibilities or reporting structure.

        Effective as of November 6, 2009, FGX entered into an Employment Agreement with Robert Grow, the Company's Executive Vice President, Product Development. This agreement will continue until terminated by either party. Mr. Grow's employment agreement provides for (i) a base salary of $235,424, (ii) eligibility for an annual target bonus of 50% of base salary and (iii) certain other benefits, including health and life insurance, and an automobile allowance. The agreement also provides for a severance payment of 1.5 times Mr. Grow's base salary and annual target bonus in connection with the termination of Mr. Grow's employment (a) by FGX without "Cause" or in connection with a "Change in Control" and (b) by Mr. Grow for "Good Reason", as those terms are defined in the agreement. Payment of severance to Mr. Grow will be delayed by six months to the extent necessary to avoid payment of surtax pursuant to Section 409A of the Internal Revenue Code. If any payments or benefits to be provided to Mr. Grow would result in assessment of an excise tax under the "golden parachute" rules of the Code, such payments and benefits will be reduced to the extent necessary to avoid such taxes if this would increase the after-tax benefit to Mr. Grow. Mr. Grow is entitled to recover attorneys' fees from the Company if he prevails in a legal action to enforce provisions of his employment agreement. Mr. Grow's agreement provides that he will refrain from engaging in certain activities that are competitive with the Company and its business during his employment and for 12 months thereafter.

        The Amendments and Mr. Grow's employment agreement are attached as exhibits to this Quarterly Report on Form 10-Q.

ITEM 6.    Exhibits.

        The exhibits listed in the Exhibit Index following the signature page are filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2009	FGX INTERNATIONAL HOLDINGS LIMITED
	By:	/s/ ANTHONY DI PAOLA
Anthony Di Paola
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, dated July 23, 2009, by and between FGX International Inc. and Crimzon Rose International, LLC(1)
2.2	Purchase Order, dated July 23, 2009, issued by Head Link One Co., Limited to FGX International Inc.(1)
2.3	Customer Support Agreement, dated July 23, 2009, by and between FGX International Inc. and Crimzon Rose International, LLC(1)
2.4	Stock Purchase and Sale Agreement, dated October 28, 2009, by and among Corinne McCormack, Inc., Eye-Bar, Inc., Corinne A. McCormack and FGX International Inc.
3.1	Amended and Restated Memorandum of Association(2)
3.2	Amended and Restated Articles of Association(3)
10.1	Amendment No. 2 to the Amended and Restated Employment Agreement by and among FGX International Inc., Alec Taylor and FGX International Holdings Limited, dated as of November 6, 2009.
10.2	Amendment No. 2 to the Amended and Restated Employment Agreement by and between John H. Flynn, Jr. and FGX International Inc., dated as of November 6, 2009.
10.3	Amendment No. 2 to the Amended and Restated Employment Agreement by and between Steven Crellin and FGX International Inc., dated as of November 6, 2009.
10.4	Amendment No. 2 to the Employment Agreement by and between Anthony Di Paola and FGX International Inc., dated as of November 6, 2009.
10.5	Amendment No. 2 to the Employment Agreement by and between Jeffrey J. Giguere and FGX International Inc., dated as of November 6, 2009.
10.6	Amendment No. 2 to the Employment Agreement by and between Gerald Kitchen and FGX International Inc., dated as of November 6, 2009.
10.7	Amendment No. 2 to the Employment Agreement by and between Richard W. Kornhauser and FGX International Inc., dated as of November 6, 2009.
10.8	Employment Agreement by and between Robert Grow and FGX International Inc., dated as of November 6, 2009.
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)
Incorporated by reference to the filing of such exhibit with out Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2000 filed with the SEC on August 7, 2009.

(2)
Incorporated by reference to the filing of such exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2007 filed with the SEC on December 12, 2007.

(3)
Incorporated by reference to the filing of such exhibit with our Current Report on Form 8-K filed with the SEC on April 9, 2008.