Form 10-K
period 2010-01-02
FGX International Holdings LTD
filed 2010-03-08
CIK 1357227

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting shares held by non-affiliates was $173.9 million, based on the number of shares held by non-affiliates of the registrant as of July 4, 2009 and the reported last sale price of ordinary shares on July 2, 2009.

         Number of the registrant's ordinary shares, no par value, outstanding as of March 5, 2010: 22,280,522.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for FGX International Holdings Limited's 2010 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

NOTE REGARDING RELIANCE ON STATEMENTS IN OUR CONTRACTS

        The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

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

        In the second quarter of 2009, we decided to divest the costume jewelry business to focus on the core optical business segments, and we completed a sale of the assets of that business on July 23, 2009.

        On November 26, 2008, we acquired all of the outstanding common shares of Dioptics Medical Products, Inc., a designer and marketer of sunglasses and optical accessories. On October 28, 2009, we acquired all of the outstanding stock of Corinne McCormack, Inc and eye-bar inc., a designer and marketer of fashion eyewear and optical accessories.

        Our registered office is located at Nemours Chambers, Road Town, Tortola, British Virgin Islands. Our principal executive offices are located at 500 George Washington Highway, Smithfield, Rhode Island 02917; telephone: (401) 231-3800. Our web site is www.fgxi.com. We make available free of charge on our web site the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. (We have included our web site address in this document as an inactive textual reference only and you should not consider information contained on our web site or that can be accessed through our web site to be a part of this Annual Report on Form 10-K.)

Proposed Merger

        On December 15, 2009, we entered into a definitive Agreement and Plan of Merger ("Merger Agreement") with Essilor International ("Essilor") of Charenton-le-Pont, France and one of its subsidiaries. Under the terms of the Merger Agreement, our shareholders will receive $19.75 per share in cash upon completion of the merger contemplated by the Merger Agreement. If the merger is completed, we will become a wholly owned subsidiary of Essilor.

        The transaction is subject to customary closing conditions, including approval by our shareholders. A special meeting of shareholders to consider and vote upon the approval of the merger is currently scheduled for March 9, 2010. Our principal shareholder, an affiliate of Berggruen Holdings, which owns approximately 32% of outstanding shares, and key members of our senior management team have agreed to vote their shares in favor of the merger.

        Statements made in this Form 10-K relating to the Company's business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding the Company's business are made on the basis that the Company remains independent and do not take into account potential future impacts of the Company's proposed acquisition by Essilor.

Overview

        We are a leading designer and marketer of non-prescription reading glasses and sunglasses with a portfolio of established, highly recognized eyewear brands including Foster Grant(1) and Magnivision. We and our predecessors have worked to build a strong reputation for providing consumers a broad selection of products that deliver style and quality at affordable prices. This is exemplified by the Foster Grant brand, which has been one of the most recognizable sunglasses brands since the 1960s "Who's That Behind Those Foster Grants?" advertising campaign, which used high profile celebrities to promote the brand. We revived this campaign in 2009.

        We sell our Foster Grant brand in the popular priced sunglasses market (less than $30) and both our Foster Grant and Magnivision brands in the non-prescription reading glasses market. Our products are sourced through low-cost Asian manufacturers and sold primarily through mass channels, which include mass merchandisers, chain drug stores, chain grocery stores and variety stores. Some of our products are sold to ophthalmic retailers, mid-tier department stores and other specialty retailers

        On November 26, 2008, we acquired Dioptics Medical Products, Inc. of San Luis Obispo, CA, a designer and marketer of sunglasses and optical accessories. With the acquisition, we added a portfolio of proprietary brands of sunglasses and associated eye care products and accessories, including SolarShield and PolarEyes. These products and accessories are primarily sold through mass merchandisers and chain drug stores, as well as medical supply stores and ophthalmic retailers, generally in the $10-$30 retail price range.

        On October 28, 2009, we acquired Corinne McCormack, Inc, a designer and marketer of eyewear and accessories. Corinne McCormack brand products are sold to better specialty and department stores, generally in the $35-$80 retail price range.

        Our company-owned portfolio also includes the Anarchy, Angel and Gargoyles brands, which target different demographic groups and distribution channels at a premium price point (generally $50-$170). We believe our premium brands have a strong niche consumer appeal. We promote these brands through endorsements from well recognized action sports athletes and sponsorship of action sports events.

        To complement our proprietary brands, we market both popular priced and premium eyewear under nationally-recognized licensed brands including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Rawlings. In addition, we sell a line of prescription frames, which we introduced in 2004.

        We will seek to continue to add to our domestic and international customer base as well as consider selective acquisitions that fit strategically into our business model.

Our Markets

        We compete primarily in the non-prescription reading glasses and popular priced sunglasses markets.

(1)
Foster Grant®, Magnivision®, Anarchy®, AngelTM, Gargoyles®, SolarShield®, PolarEyes® and Corinne McCormack® are our trademarks. Ironman Triathlon®, Levi Strauss Signature®, Body Glove®, C9 by Champion® and Rawlings® are the property of their respective owners. The ® and ™ symbols included here are deemed to apply to each instance of the respective mark in this report.

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

        We believe the market for popular priced sunglasses is supported by a number of long-term growth drivers. These include changing fashion trends, consumers' desire for multiple, activity-specific sunglasses, the growing desire for UVA/ UVB eye protection and product innovation.

        Our sales into the international market are principally generated in the United Kingdom, Canada and Mexico and have averaged approximately 14% of our net sales during the past three fiscal years. We primarily sell sunglasses and non-prescription reading glasses products in these markets.

        See Note 20 to our consolidated financial statements in this Form 10-K for an analysis of our sales by segment and Note 19 for additional information relating to our international operations.

Our Customers

        We sell our products in over 63,000 retail locations worldwide. Our core customer base spans a range of mass channels, and primarily consists of mass merchandisers, chain drug stores, chain grocery stores, specialty retailers, variety stores, ophthalmic retailers and mid-tier department stores.

  •
  Mass merchandisers in the U.S. accounted for approximately 33% of our total net sales in fiscal 2009. Representative mass merchandiser customers include Wal-Mart, Target, Meijer, Fred Meyer and BJ's Wholesale Club.

  •
  Chain drug stores in the U.S. accounted for approximately 33% of our total net sales in fiscal 2009. Representative chain drug store customers include CVS, Walgreens and Rite Aid. These stores tend to be smaller than mass merchandisers and attract a consumer base that is often less price sensitive and more convenience oriented than the mass merchandiser or variety store customer.

  •
  Chain grocery stores, specialty retailers, variety stores, ophthalmic retailers and mid-tier department stores in the U.S. accounted for approximately 14% of our total net sales in fiscal 2009. Representative stores in this category include Kroger, Family Dollar, and Hudson and Paradies airport shops.

        We have established strong and long-standing relationships with many leading national retailers. Nine of our top ten customer relationships, ranked by 2009 revenues, span ten years or more each, and our relationship with Wal-Mart spans more than 20 years. Approximately 73% of our sales are to 10 large retail customers with approximately 36,000 locations worldwide. In fiscal 2009, our five largest customers represented approximately 61% of our sales. Net sales to each of Wal-Mart, Walgreens and CVS accounted for more than 10% of our net sales, and sales to Wal-Mart accounted for more than 10% of our net sales in each segment in which we operate. See Note 19 to our consolidated financial statements in this Form 10-K for additional information regarding our three largest customers.

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

        Our marketing organization is responsible for increasing brand awareness and helping to propel retail sales of our brands by identifying and subsequently utilizing consumer insights to develop targeted advertising, public relations and in-store campaigns. Marketing spending, which is approximately 3-5% of net sales, has increased every year since 2006 and is expected to do so again in 2010 due to the costs associated with our recently added advertising campaign for reading glasses. This campaign reinforces the fashion content and efficacy of the product.

        In addition, a Foster Grant sunglasses campaign is expected to be launched in the second quarter of 2010. We are also focused on increasing the awareness of our premium brands, Anarchy, Angel and Gargoyles, with a print and digital media campaign.

        We maintain showrooms and sales offices at our Smithfield, Rhode Island corporate office, and in New York, NY; San Luis Obispo, CA; Toronto, Canada; Stoke-on-Trent, England; and Mexico City, Mexico.

        We conduct our operations in Mexico through a joint venture established in 1996, AAi/Joske's S. de R.L. de C.V., of which we own 50%. AAi/Joske's develops, sources and distributes customized collections of accessories utilizing our product development personnel and supplier relationships, as well as the distribution expertise of our joint venture partner, Joske's de Mexico, S.A. de C.V. ("Joske's"), an established Mexican jewelry company with strong local retail relationships.

        Our operating results fluctuate from quarter to quarter as a result of seasonal demand for some of our product lines, changes in demand for our products, our effectiveness in managing our inventories and costs, the timing of the introduction of new products and weather patterns. Orders for our more fashion-oriented sunglasses in the United States and Canada are typically shipped initially in December while in the United Kingdom, they are usually shipped initially in February and March. Replenishment sunglasses orders in the United States, Canada and the United Kingdom are primarily shipped during the first half of the fiscal year as retailers build inventories for the spring and summer selling seasons. Sales of non-prescription reading glasses and sunglasses designed for use with ophthalmic products are generally uniform throughout the year. Although sales of our non-prescription reading glasses and fits over products have, in part, offset the seasonality of sales of sunglasses, our financial condition and results of operations are largely dependent on the shipping of product during the second half of the fiscal year.

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

        We outsource the manufacturing of our products to contract manufacturers principally in China. We have successfully executed our Asian sourcing strategy since the 1980s. We are not dependent on any single supplier for the manufacture of any product category as we source from multiple suppliers across each such category and our largest supplier represented 18% of all our purchases in fiscal 2009. We buy our products from our suppliers on a purchase order basis with generally favorable trade terms and no obligation to any long-term contractual supply agreements. All purchase orders are fixed price and denominated in U.S. dollars.

        In 2005, we opened an office in Shenzhen, China to enhance the management of our supplier relationships, and in 2008 we added a quality control laboratory to test the safety and product specification compliance of our products. We seek to ensure the quality of our manufacturers' products by using our quality control laboratory, and our own quality inspection team located throughout China, to inspect all of our product orders prior to shipment. In addition, subsequent sample inspections are conducted at our facilities to verify product quality and order accuracy. We also maintain a quality control department at our Smithfield, Rhode Island facility and use an independent laboratory for material testing of our products.

Warehousing and Distribution

        We own and operate a 187,000 square-foot distribution center and corporate headquarters in Smithfield, Rhode Island. This facility is configured to enhance supply chain operations, rapidly distribute products, improve customer service and decrease operational costs. We receive sales and inventory data from retailers via electronic data interchange, or EDI, and generate purchase orders using vendor managed inventory, or VMI. We manage product distribution in the United States through our Smithfield facility and an independent third-party contract warehouse near Long Beach, California. We ship our products to our customers by contract carriers. We also lease a 105,000 square-foot office, warehouse and distribution center in San Luis Obispo, California under a lease that will terminate November 30, 2010. The operations of this warehouse and distribution center will be consolidated into our Smithfield distribution center during the first quarter of 2010. We intend to maintain a product development, sales and marketing office in San Luis Obispo.

        Products are typically shipped in containers by ocean or air freight, depending on our requirements and cost efficiencies, from the ports of Hong Kong, Shanghai and Xiamen in China to Los Angeles/Long Beach, California or Boston, Massachusetts for our products that we sell domestically and in Canada or Stoke-on-Trent, United Kingdom or Mexico City, Mexico for our products that we sell internationally. The domestic containers are then shipped either directly to our Smithfield, Rhode Island distribution facility or, depending on cost and logistical considerations, to an independent third-party contract warehouse near Long Beach, California.

        Our international products are warehoused and distributed by a facility we lease in the United Kingdom for our European customers, a facility owned by our joint venture partner, Joske's, in Mexico

City for our customers in Mexico and South America, and our Smithfield facility for our customers in Canada.

Competition

        There is intense competition in each of the markets in which we sell our products. Generally, the bases of competition in our markets are brand recognition, fashion, service, merchandising, quality and price. We believe that our established relationships with large retail customers, brand recognition, efficient, low-cost sourcing strategy and ability to deliver stylish products to consumers at a competitive price are important factors in our ability to compete. Some of our competitors may enjoy substantial competitive advantages, including less outstanding indebtedness and greater financial resources that can be devoted to competitive activities, such as sales and marketing, product development and strategic acquisitions.

        In the non-prescription reading glasses market, our primary competitors are StyleMark, Inc., Zoom Eyeworks, Icon Eyewear and Select-A-Vision. The majority of retail outlets for non-prescription reading glasses are mass and chain drug channels. Our Corinne McCormack reading glasses also compete with eyebobs Eyewear and I-Line Eyewear in better specialty and department stores. To establish and maintain product placement in these retail outlets, we compete primarily on retail support, point-of-sale performance, price and terms. Along with value, fashion is a differentiator in this market, and our ability to incorporate fashion into our Magnivision and Foster Grant product lines will be a key factor in retaining our market-leading position.

        In the sunglasses market, we compete with a variety of companies across multiple channels of trade. The major competitive factors include fashion trends, brand recognition and distribution channels. The majority of our sunglasses sales are in mass channels, where we primarily compete against companies such as StyleMark, Inc., Fantas Eyes, Inc. and various direct import companies. In specialty retailers, where we sell our premium products, we compete with companies in various niches, including Oakley, Orange 21 and VonZipper.

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

        Trademarks.    We have numerous trademarks registered in the United States and in many foreign countries. We have registered our principal trademarks Foster Grant, Magnivision, Anarchy, Gargoyles, SolarShield, PolarEyes and Corinne McCormack and have an application pending for the Angel trademark for use on our products in the United States. We have also registered or applied for the registration of certain other marks used by us in conjunction with the sale and marketing of our products.

        Patents.    We seek patent protection generally for those inventions and improvements likely to be incorporated into our products and displays or where patent protection will improve our competitive position. We do not have any patents that we believe are, individually or in the aggregate, material to our results of operations or financial condition.

        Licenses.    We have exclusive license agreements to manufacture, market, distribute and sell products under the Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Rawlings brands in the United States and/or numerous countries around the world. These agreements typically require us to guarantee certain minimum net sales requirements or make minimum royalty payments. They will expire by their terms at intervals over the next one to four years but in some cases may be renewed by us if we have complied with their terms.

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

Employees

        As of January 2, 2010, we employed approximately 500 full-time employees and approximately 2,500 part-time employees worldwide. Most of our part-time employees are members of our field service organization, providing re-stocking and support services for our customers. We also employ temporary employees on an as-needed basis in the Smithfield, Rhode Island facility to meet seasonal needs and fulfill orders. None of our employees are represented by a collective bargaining agreement.

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

        The sunglasses, non-prescription reading glasses and prescription frames markets in which we compete are intensely competitive. Fashion is a differentiator in our markets, and our ability to continue to incorporate current fashions into our product lines and to generate marketing programs, product design and brand image that influence consumer purchases will be key factors in our ability to compete. Some of our competitors may enjoy substantial competitive advantages, including greater financial resources that can be devoted to competitive activities, such as sales and marketing, product development and strategic acquisitions. As a result, these competitors may be able to:

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

Economic conditions in general, and disruptions in the economy and the financial markets, may adversely impact our business.

        The continuing disruptions in the national and international economies and financial markets, and the related reductions in the availability of credit and increases in the unemployment rate, may result in a continuing decline in consumer confidence and spending and may make it more difficult for businesses to obtain financing. If such conditions persist, there could be a continuing decline in consumer spending. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If our customers are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected as a result.

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

        We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our United Kingdom, Canadian and Mexican subsidiaries. The reported results of our foreign operations will be influenced by their translation into U.S. dollars and by foreign currency movements against the U.S. dollar. The strengthening in the value of the U.S. dollar in 2009 relative to each of the currencies in which our foreign revenues and expenses are denominated has resulted in a decrease in revenues and net income. Additionally, we outsource the manufacture of our products to Asian contract manufacturers. While we pay these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. Any decrease in the value of the U.S. dollar against these foreign currencies could result in a corresponding increase in our future cost of goods sold and decrease in our gross profit, which would materially adversely affect our financial condition and operating results.

We have indebtedness which may restrict our business and operations, adversely affect our cash flow and restrict our future access to sufficient funding to finance desired growth.

        At January 2, 2010, we had outstanding indebtedness of approximately $107.5 million under our credit facility.

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

        We intend to continue to expand our product offerings, particularly focusing on, more fashionable and unique non-prescription reading glasses. We also plan to introduce new products within the eyewear market. However, we may not be successful in gaining market acceptance for any new products that we offer. In addition, introduction of new product offerings will require us to incur additional sales and marketing expenses, and many require us to incur intellectual property royalty expenses, and these expenses may be material. The execution of our business strategy could strain our management, financial and operational resources, which could materially adversely affect our performance and results of operations. If our new products are not received favorably by consumers, our reputation and the value of our brands could be damaged. The lack of market acceptance of new products we may develop or our inability to generate satisfactory net sales from any new products to offset their cost could harm our business.

If we do not continue to negotiate and maintain favorable license arrangements, our growth prospects, sales and operating results could be adversely affected.

        We have entered into license agreements that enable us to sell eyewear under certain nationally recognized brands, including Ironman Triathlon, Levi Strauss Signature, Body Glove, C9 by Champion and Rawlings. We believe that our ability to maintain and negotiate favorable license agreements enables us to increase our access to additional distribution channels. Accordingly, if we are unable to negotiate and maintain satisfactory license arrangements, our growth prospects, sales and operating results could be adversely affected.

Our business could be harmed if we fail to maintain proper inventory levels or if we misjudge the market for a particular product.

        The sunglasses and non-prescription reading glasses markets are subject to changing consumer preferences based on fashion and performance trends. Our success depends largely on our ability to continue to anticipate and respond to changing fashion and performance trends and consumer preferences in a timely manner. If we misjudge the market for a particular product or are unable to respond quickly to fashion trends, we may be unable to sell the products we have ordered from manufacturers or that we have in our inventory. Excess inventory levels may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to our customers, negatively impact retailer relationships, diminish brand loyalty, or increase our costs.

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

        From time to time in the course of our business we are involved in litigation to protect and enforce our intellectual property rights and receive notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. Some of these claims lead to litigation. Our intellectual property rights may not have the value we believe them to have and our products may be found to infringe upon the intellectual property rights of others. Any intellectual property claim, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert our management from normal business operations. Adverse determinations in litigation could subject us to significant liability and force us to recall infringing products from our customers or terminate sales of infringing products or to develop redesigned products or brands or could subject us to the loss of our rights to a particular patent, trademark, copyright or trade secret. In addition, we could be required to seek a license from the holder of the intellectual property, and it is possible that we may not be able to obtain a license on reasonable terms, or at all. Even if we obtain a license, the cost of potential royalty payments could negatively affect our margins. If we are unable to redesign our products or obtain a license, we may have to discontinue a particular product offering. If we fail to develop a non-infringing technology or product on a timely basis or to license the infringed technology on acceptable terms, our business, financial condition and results of operations could be harmed.

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

        Our distribution center in Smithfield, Rhode Island and our third party warehouse near Long Beach, California, are essential to the efficient operation of our distribution network. Any serious disruption to these distribution centers due to fire, snowstorms, earthquake, flooding, acts of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to receive products from our suppliers and distribute products to our customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the centers. As a result, any such disruption could significantly lower our net sales and gross profit.

We are heavily dependent on our current executive officers and management and the loss of any of them could adversely affect our ability to operate our business and to develop and market our products successfully.

        We believe that our future success is heavily dependent on the continuing contributions of our current executive officers and other members of management, as well as on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We cannot be certain that any of them will not be recruited by our competitors or otherwise terminate their relationship with us. We do not carry key man life insurance. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand.

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

If our trade customers discontinue or reduce distribution of our products or increase direct import of private label products, our sales may decline, adversely affecting our financial performance.

        Changes in the economy have caused many of our trade customers to more critically analyze their financial performance and the number of products they offer for sale, which may result in the reduction or discontinuance of certain of our product lines, the number of SKUs carried in the customers' stores or the amount of inventory of our products such customers maintain in their stores and warehouses. If this occurs, and we are unable to improve distribution for those products at other trade customers, our results could be adversely affected.

        In addition, some of our trade customers import and sell products under their own private label brands, which compete with products that we sell. As consumers look for opportunities to decrease discretionary spending, our trade customers may discontinue or reduce distribution of our products to encourage those consumers to purchase their less expensive private label products. Our results could be materially adversely affected if our customers increase their efforts to sell private label products that compete with the products we sell.

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

We may not be able to integrate and realize the benefits of the Corinne McCormack, Inc. acquisition.

        We may not be able to successfully integrate the business and operations of Corinne McCormack, Inc., which we acquired on October 28, 2009. If we are unable to effectively manage their operations or are unable to retain their key employees, we may not realize the value that we believe the business holds. An inability to achieve the full extent, or any, of the anticipated synergies or cross-selling opportunities, could have an adverse effect on our business, financial position and results of operations, which may affect the value of our ordinary shares.

We may make acquisitions that result in dilution of our current shareholders or increase our indebtedness, or both. In addition, acquisition targets that are not properly integrated or are otherwise unsuccessful could strain or divert our resources.

        We may make acquisitions or substantial investments in complementary businesses or products in the future. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. The risks associated with assimilation are increased to the extent we acquire businesses that have operations or sources of supply outside of the United States and Canada. These factors could harm our financial condition and operating results. Any future acquisitions or investments could result in substantial cash expenditures, the issuance of new equity by us and/or the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not ultimately completed, could divert the attention of management and divert other resources from other matters that are critical to our operations. The inability to successfully complete the integration of the operations of Dioptics Medical Products, Inc., which is planned for the first quarter of 2010, could harm our financial condition and operating results and divert the attention of management and divert other resources from other matters that are critical to our operations.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our share price and market capitalization. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or indefinite life intangible assets be determined resulting in an adverse impact on our results of operations.

If the merger with Essilor contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations and financial condition, as well as the market value of our shares.

        We cannot predict whether the closing conditions to the merger set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. The Merger Agreement may be terminated by us or Essilor under certain circumstances. Termination of the Merger Agreement may require us to pay a termination fee of $18,330,425 to Essilor. If the closing conditions to the merger are not satisfied or waived, or if the merger is not completed for any other reason, (i) the market price of our ordinary shares could significantly decline, (ii) we will remain liable for the significant expenses that we have incurred related to the merger, including legal and financial advisor fees, and may be required to pay the termination fee, (iii) we may experience substantial disruption in our sales and operating activities, and the loss of key personnel, customers, suppliers and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition, and (iv) we may have difficulty attracting and retaining key personnel.

        Until the closing of the merger, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the merger on the part of our customers, employees, suppliers and other third-party relationships. The Merger Agreement also contains certain limitations regarding our ability to conduct business operations prior to completion of the merger and these limitations may adversely affect our financial results.

Item 1B    Unresolved Staff Comments.

        None.

Item 2    Properties.

        Our corporate headquarters is located on 32 acres in Smithfield, Rhode Island, and both the facility and the land are wholly owned by us. Originally constructed in 1976 and expanded by 125,000 square feet in 1998, this facility houses a 150,000 square foot warehouse and distribution center and 37,000 square feet of office space. We maintain showrooms and sales offices at our Smithfield, Rhode Island corporate offices, and in New York, NY, San Luis Obispo, CA, Toronto, Canada, Stoke-on-Trent, England and Mexico City, Mexico. We believe our current space is adequate for our current operations and when necessary, suitable replacement or additional space will be available on commercially reasonable terms.

        We also lease a 105,000 square-foot office, warehouse and distribution center in San Luis Obispo, California under a lease that will terminate on November 30, 2010. The operations of this warehouse and distribution center will be consolidated into our Smithfield distribution center during the first quarter of 2010. We intend to maintain a product development, sales and marketing office in San Luis Obispo. We also hold a lease to a 200,000 square foot facility in Miramar, Florida where we ceased operations in March 2005. We have subleased approximately 50% of this facility through the end of the lease term.

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

Item 4    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our ordinary shares trade on the NASDAQ Global Market under the symbol FGXI. The following table sets forth the high and low sale prices as reported by NASDAQ for the periods indicated.

Fiscal 2009
First Quarter	$14.00	$7.68
Second Quarter	$13.82	$9.61
Third Quarter	$15.97	$9.36
Fourth Quarter	$19.93	$12.99
Fiscal 2008
First Quarter	$14.24	$8.03
Second Quarter	$14.47	$7.76
Third Quarter	$14.25	$7.37
Fourth Quarter	$14.45	$7.73

        As of March 1, 2010, we had five shareholders of record; however, we believe the number of beneficial owners to be much larger.

        We have not paid any cash dividends since our initial public offering and do not anticipate paying cash dividends in the future. Furthermore, our ability to pay dividends is restricted by the terms of our credit facility and the Merger Agreement.

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

	10/25/07	12/29/07	3/31/08	6/30/08	9/30/08	1/3/09	3/31/09	6/30/09	9/30/09	1/2/10
FGX International Holdings	100.00	65.98	70.15	47.16	64.93	78.30	68.15	66.74	81.82	114.90
Russell 2000	100.00	96.02	85.87	86.37	85.41	63.91	53.67	64.77	77.26	80.25
Peer Group	100.00	87.03	73.49	68.04	76.63	52.74	42.84	60.02	74.78	88.78

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

Item 6    Selected Financial Data.

        The following table sets forth selected financial information for fiscal 2009, 2008, 2007, 2006 and 2005. Our fiscal year is a 52 or 53 week period ending on the Saturday closest to December 31. Fiscal 2009, which ended on January 2, 2010, fiscal 2007, which ended on December 29, 2007, fiscal 2006, which ended on December 30, 2006, and fiscal 2005, which ended on December 31, 2005, each included 52 weeks. Fiscal 2008, which ended on January 3, 2009, included 53 weeks. We have derived the consolidated statement of operations data for fiscal 2009, 2008, and 2007 and the consolidated balance sheet data as of January 2, 2010 and January 3, 2009 from our audited financial statements contained in Item 15 of Part IV of this Form 10-K. The consolidated statement of operations data for fiscal 2006 and 2005 and the consolidated balance sheet data as of December 29, 2007 and December 30, 2006 have been derived from the audited financial statements included in our Form 10-K filed with the SEC on March 14, 2008. The selected consolidated balance sheet data as of December 31, 2005 have been derived from the audited financial statements included in our prospectus filed with the SEC on October 25, 2007.

        The consolidated statements of operations for fiscal years 2005 through 2008, consolidated balance sheet data as of January 3, 2009, December 29, 2007 and December 30, 2006 and consolidated cash flow data for fiscal years 2007 and 2008 have been revised to reflect the reclassification of our costume jewelry business as discontinued operations as a result of the decision in the second quarter of 2009 to divest the business.

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

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$259,275	$237,106	$212,425	$178,648	$153,025
Cost of goods sold	111,933	104,152	94,105	85,277	66,985

Gross profit	147,342	132,954	118,320	93,371	86,040
Operating expenses:
Selling expenses	73,131	69,983	62,198	50,229	40,441
General and administrative expenses	29,374	24,676	21,007	17,649	27,682
Amortization of acquired intangibles	4,714	5,312	6,172	7,597	9,276
Abandoned lease charge(1)	—	—	4,407	—	—

Operating income	40,123	32,983	24,536	17,896	8,641
Other income (expense)
Interest expense	(4,588)	(6,356)	(24,710)	(21,951)	(12,472)
Other income (expense), net	261	(91)	117	154	(72)

Income (loss) from continuing operations before income taxes	35,796	26,536	(57)	(3,901)	(3,903)
Income tax expense (benefit)	14,242	9,748	(1,851)	2,953	2,273

Income (loss) from continuing operations	21,554	16,788	1,794	(6,854)	(6,176)
Discontinued operations, net of tax	(4,653)	757	3,261	4,107	4,255

Net income (loss) attributable to FGX International Holdings Limited	16,901	17,545	5,055	(2,747)	(1,921)
Less: net income attributable to noncontrolling interest	408	527	347	233	351

Net income (loss) attributable to FGX International Holdings Limited	$16,493	$17,018	$4,708	$(2,980)	$(2,272)

Income (loss) from continuing operations attributable to FGX International Holdings Limited:
Income (loss) from continuing operations	$21,554	$16,788	$1,794	$(6,854)	$(6,176)
Less: Net income attributable to noncontrolling interest	408	527	347	233	351

Income (loss) from continuing operations attributable to FGX International Holdings Limited	$21,146	$16,261	$1,447	$(7,087)	$(6,527)

Basic earnings (loss) per share(2):
Income (loss) from continuing operations attributable to FGX International Holdings Limited	$0.96	$0.76	$0.09	$(0.48)	$(0.45)
Discontinued operations, net of tax	(0.21)	0.04	0.21	0.28	0.30

Basic earnings (loss) per share attributable to FGX International Holdings Limited shareholders	$0.75	$0.80	$0.30	$(0.20)	$(0.16)

Diluted earnings (loss) per share(3):
Income (loss) from continuing operations attributable to FGX International Holdings Limited	$0.95	$0.76	$0.09	$(0.48)	$(0.45)
Discontinued operations, net of tax	(0.21)	$0.03	0.20	0.28	0.30

Diluted earnings (loss) per share attributable to FGX International Holdings Limited shareholders	$0.74	$0.79	$0.29	$(0.20)	$(0.16)

Basic weighted average shares outstanding	22,128	21,311	15,941	14,838	14,376
Diluted weighted average shares outstanding	22,398	21,437	16,010	14,838	14,376

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands)
Other Data:
Net cash provided by (used in):
Operating activities	$41,433	$34,313	$10,913	$(903)	$18,804
Investing activities	(12,406)	(48,906)	(15,472)	(13,948)	(8,801)
Financing activities	(23,111)	8,639	(504)	11,105	(2,478)
Capital expenditures	$8,504	$13,980	$15,310	$10,948	$8,969

	As of
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$113,705	$124,413	$112,636	$119,053	$92,498
Current liabilities	104,951	118,358	82,148	93,286	63,828
Property, plant and equipment, net	16,364	20,543	21,123	18,236	18,770
Total assets	254,632	273,015	211,855	221,038	201,158
Total debt, including current maturities	107,500	130,000	120,000	213,583	202,340
Total FGXI shareholders' equity (deficit)	59,804	41,665	17,333	(82,229)	(81,264)

(1)
Represents an additional charge incurred as a result of the continued vacancy at our Miramar, Florida facility. We assumed the lease on this facility in connection with the Magnivision acquisition during fiscal 2004. See "Management Discussion & Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results."

(2)
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

(3)
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

Recent Developments

        On December 15, 2009, we entered into a definitive agreement to merge with a subsidiary of Essilor. Under the terms of the Merger Agreement, our shareholders will receive $19.75 per share in cash upon completion of the merger contemplated by the Merger Agreement. If the merger is completed, we will become a wholly owned subsidiary of Essilor.

        The transaction is subject to customary closing conditions, including approval by our shareholders. A special meeting of shareholders to consider and vote upon the approval of the merger is currently scheduled for March 9, 2010. Our principal shareholder, an affiliate of Berggruen Holdings, which owns approximately 32% of outstanding shares, and key members of our senior management team have agreed to vote their shares in favor of the merger. The merger is expected to be completed in the first quarter of 2010, but there is no assurance that the merger will be completed. Statements in the following discussion and analysis relating to our business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding our business are made on the basis that the Company remains independent and do not take into account potential future impacts of our proposed acquisition by Essilor International.

        On October 28, 2009, we acquired all of the outstanding stock of Corinne McCormack, Inc. of New York, NY, a designer and marketer of eyewear and accessories, and eye-bar inc., a related e-commerce company, in exchange for $1.45 million in cash. Corinne McCormack's sales are reported in the non-prescription reading glasses segment.

        In the second quarter of 2009, we decided to divest the costume jewelry business to focus on the core optical business segments. The costume jewelry business qualified for held for sale treatment in the second quarter of 2009. We recorded pre-tax charges in the second quarter of 2009 totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million related to the divestiture, and a $1.8 million pre-tax goodwill impairment in the first quarter of 2009. We have presented the results of operations and financial position of this business in discontinued operations in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. On July 23, 2009, we completed a sale of assets related to the costume jewelry business for consideration of approximately $1.3 million, and no significant costs are expected to be incurred in future periods.

        In the fourth quarter of 2009, we decided to close the San Luis Obispo, California warehouse and distribution center and consolidate the operations of that facility into our Smithfield distribution center during the first quarter of 2010.

Overview

  •
  Net sales increased 9.3% in 2009 to $259.3 million. The increase reflected the addition of sales by Dioptics Medical Products, acquired in November 2008, and organic growth, partially offset by the loss of an opening price point reading glasses program at a major customer.

  •
  Gross margin as a percentage of net sales improved to 56.8% in 2009 versus 56.1% in 2008. This increase was driven by favorable product mix, lower product costs and reduced freight rates.

  •
  Income from continuing operations attributable to the Company increased from $16.3 million, or $0.76 per diluted share, in 2008 to $21.1 million, or $0.95 per diluted share, in 2009. This increase was driven by higher sales, improved margins and lower operating expenses as a percentage of net sales resulting from the leveraging effect of increased volume.

  •
  Net income attributable to the Company's shareholders decreased 3.1% to $16.5 million in 2009 from $17.0 million in 2008. The decrease was driven by charges related to divestiture of our costume jewelry business and transactions costs related to the pending merger with a subsidiary of Essilor International.

  •
  Cash flow provided from operating activities was $41.4 million in 2009 compared to $34.3 million in 2008 due to improved profitability and improvements in working capital management.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.2	43.9	44.3

Gross profit	56.8	56.1	55.7
Operating expenses:
Selling expenses	28.2	29.6	29.3
General and administrative expenses	11.3	10.4	9.9
Amortization of acquired intangibles	1.8	2.2	2.9
Abandoned lease charge	—	—	2.1

Operating income	15.5	13.9	11.5
Other income (expense):
Interest expense	(1.8)	(2.7)	(11.6)
Other income, net	0.1	—	0.1

Income from continuing opetations before income taxes	13.8	11.2	0.0
Income tax expense (benefit)	5.5	4.1	(0.9)

Income from continuing operations	8.3	7.1	0.9
Discontinued operations, net of tax	(1.8)	0.3	1.5

Net income	6.5	7.4	2.4
Less: Net income attributable to noncontrolling interest	0.1	0.2	0.2

Net income attributable to the Company	6.4%	7.2%	2.2%

        The following table sets forth, for the periods indicated, selected segment data as a percentage of net sales:

	Fiscal Year Ended
Segment Net Sales	January 2, 2010		January 3, 2009		December 29, 2007
Non-prescription reading glasses	$128,476	49.6%	$126,761	53.5%	$117,862	55.5%
Sunglasses and prescription frames	99,610	38.4	78,991	33.3	61,717	29.0
International	31,189	12.0	31,354	13.2	32,846	15.5

Net sales	$259,275	100.0%	$237,106	100.0%	$212,425	100.0%

        The following table sets forth, for the periods indicated, selected operating results by segment.

	Fiscal Year Ended
Segment	January 2, 2010		January 3, 2009		December 29, 2007
	(dollars in thousands)
Non-prescription reading glasses
Net sales	$128,476	100.0%	$126,761	100.0%	$117,862	100.0%
Cost of goods sold	49,168	38.3	49,631	39.2	46,759	39.7

Gross profit	$79,308	61.7%	$77,130	60.8%	$71,103	60.3%

Sunglasses and prescription frames
Net sales	$99,610	100.0%	$78,991	100.0%	$61,717	100.0%
Cost of goods sold	51,625	51.8	43,458	55.0	35,376	57.3

Gross profit	$47,985	48.2%	$35,533	45.0%	$26,341	42.7%

International
Net sales	$31,189	100.0%	$31,354	100.0%	$32,846	100.0%
Cost of goods sold	11,140	35.7	11,063	35.3	11,970	36.4

Gross profit	$20,049	64.3%	$20,291	64.7%	$20,876	63.6%

Fiscal 2009 Compared to Fiscal 2008

        Net Sales.    Net sales increased by $22.2 million, or 9.3%, from $237.1 million in fiscal 2008 to $259.3 million in fiscal 2009.

        In the non-prescription reading glasses segment, net sales increased by $1.7 million, or 1.4%, from $126.8 million in fiscal 2008 to $128.5 million in fiscal 2009. This increase was due to organic growth at existing customers, including a $11.5 million increase at a major customer due to a program update, promotions and change in pricing structure, partially offset by the $5.9 million impact of the loss of an opening price point program at a major customer in 2008 and the $3.8 million impact of the reduction of inventory levels at another major customer.

        In the sunglasses and prescription frames segment, net sales increased by $20.6 million, or 26.1%, from $79.0 million in fiscal 2008 to $99.6 million in fiscal 2009. This increase was due to the $29.4 million incremental impact of a full year of sales by Dioptics Medical Products, which was acquired in November 2008, partially offset by a non-anniversaried product roll-out that drove a $4.7 million decrease in sales to a major customer and a $4.1 million impact of a reduction of promotional programs at another major customer.

        In the international segment, net sales decreased by $0.2 million, or 0.5%, from $31.4 million in fiscal 2008 to $31.2 million fiscal 2009. This decrease was attributable to an approximately $4.3 million unfavorable foreign exchange impact and non-anniversaried roll-outs in the U.K., partially offset by a $5.8 million reading glasses roll-out to a major customer in Canada.

        Gross Profit.    Gross profit increased by $14.3 million, or 10.8%, from $133.0 million in fiscal 2008 to $147.3 million in fiscal 2009. As a percentage of net sales, gross profit increased from 56.1% to 56.8% in the corresponding periods.

        In the non-prescription reading glasses segment, gross profit increased by $2.2 million, or 2.8%, from $77.1 million in fiscal 2008 to $79.3 million in fiscal 2009. As a percentage of net sales, gross profit increased from 60.8% to 61.7% during the corresponding periods. The increase in gross profit as a percentage of net sales was due to lower product costs, partially offset by the discontinuation of a high gross margin opening price point program at a major retailer.

        In the sunglasses and prescription frames segment, gross profit increased by $12.5 million, or 35.0%, from $35.5 million in fiscal 2008 to $48.0 million in fiscal 2009. As a percentage of net sales, gross profit increased from 45.0% to 48.2% in the corresponding periods. The increase in gross profit as a percentage of net sales was driven by sales of the higher gross margin Dioptics products, acquired in November 2008.

        In the international segment, gross profit decreased by $0.3 million, or 1.2%, from $20.3 million in fiscal 2008 to $20.0 million in fiscal 2009. As a percentage of net sales, gross profit decreased from 64.7% to 64.3% in the corresponding periods. The decrease in gross profit as a percentage of net sales resulted from a higher margin reading glasses roll-out to a major Canadian retailer, partially offset by unfavorable foreign exchange rates and a lower-margin reading glasses program rolled out to a new U.K. customer in 2009.

        Selling Expenses.    Selling expenses increased by $3.1 million, or 4.5%, from $70.0 million in fiscal 2008 to $73.1 million in fiscal 2009. As a percentage of net sales, selling expenses decreased from 29.6% to 28.2% in the corresponding periods due to the leveraging effect of increased volume. The increase in selling expenses was due to incremental selling expenses of $5.8 million from a full year of operations of Dioptics Medical Products, which we acquired in November 2008, increased field service costs of $3.6 million due to a higher number of customer store locations, and a $2.7 million increase in marketing costs driven by television advertising campaigns that concluded at the end of the second quarter. These increases were partially offset by a $3.2 million decrease in freight costs, a $2.7 million decrease in depreciation and other expense reductions.

        General and Administrative Expenses.    General and administrative expenses increased by $4.7 million, or 19.0%, from $24.7 million in fiscal 2008 to $29.4 million in fiscal 2009. As a percentage of net sales, general and administrative expenses increased from 10.4% to 11.3% in the corresponding periods. The dollar increase was the result of incremental expenses of $2.8 million from a full year of operations of Dioptics Medical Products, which we acquired in November 2008, and $1.9 million of costs related to an agreement to merge with a subsidiary of Essilor International.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased by $0.6 million, or 11.3%, from $5.3 million in fiscal 2008 to $4.7 million in fiscal 2009. This decrease was due to certain intangible assets associated with the acquisition of Magnivision being amortized on an accelerated basis over their economic lives, partially offset by $0.9 million of incremental amortization of acquired Dioptics intangible assets.

        Interest Expense.    Interest expense decreased $1.8 million, or 27.8%, from $6.4 million in fiscal 2008 to $4.6 million in fiscal 2009. This decrease was the result of lower interest rates.

        Income Taxes.    Provision for income taxes increased from $9.7 million, or 36.7% of pre-tax income, in fiscal 2008 to $14.2 million, or 39.8% of pre-tax income in fiscal 2009. The change in income tax rate resulted from a valuation allowance established for the carryforward of foreign tax credits.

        Income from Continuing Operations.    For the reasons described above, income from continuing operations increased by $4.8 million, or 28.4%, from $16.8 million in fiscal 2008 to $21.6 million in fiscal 2009.

        Discontinued Operations, Net of Tax.    Discontinued operations decreased $5.5 million from income of $0.8 million in fiscal 2008 to a loss of $4.7 million in fiscal 2009. We recorded pre-tax charges totaling $5.0 million, including estimated future product returns of $3.6 million, inventory write-downs of $0.8 million, display fixture write-offs of $0.3 million and other costs of $0.3 million in the second quarter of 2009 related to the divestiture of the costume jewelry business, and a $1.8 million pre-tax goodwill impairment in the first quarter of 2009. We ceased operations of the jewelry business upon completion of the sale on July 23, 2009.

        Net Income.    For the reasons described above, net income attributable to our shareholders decreased by $0.5 million from $17.0 million in fiscal 2008 to $16.5 million in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

        The following has been modified from the corresponding discussion in our Form 10-K for 2008 to reflect that the results of our former costume jewelry business are now included in discontinued operations for the periods discussed.

        Net Sales.    Net sales increased by $24.7 million, or 11.6%, from $212.4 million in fiscal 2007 to $237.1 million in fiscal 2008.

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

        In the sunglasses and prescription frames segment, net sales increased by $17.3 million, or 28.0%, from $61.7 million in fiscal 2007 to $79.0 million in fiscal 2008. This increase was due to a new program launched at a major customer which contributed $11.1 million in sales, an expanded promotional program that generated an additional $3.4 million in sales at a major customer sales from our Dioptics acquisition (that closed on November 26, 2008), that generated $2.1 million of sales, as well as promotional roll-outs and organic sales growth at other existing customers.

        In the international segment, net sales decreased by $1.4 million, or 4.5%, from $32.8 million in fiscal 2007 to $31.4 million in fiscal 2008. This decrease was due to a non-anniversaried reading glass roll-out in the U.K. in the first quarter of 2007 combined with approximately $0.8 million unfavorable foreign exchange difference caused by the strengthening U.S. dollar.

        Gross Profit.    Gross profit increased by $14.6 million, or 12.4%, from $118.3 million in fiscal 2007 to $133.0 million in fiscal 2008. As a percentage of net sales, gross profit increased from 55.7% to 56.1% in the corresponding periods.

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

        In the sunglasses and prescription frames segment, gross profit increased by $9.2 million, or 34.9%, from $26.3 million in fiscal 2007 to $35.5 million in fiscal 2008. As a percentage of net sales, gross profit increased from 42.7% to 45.0% in the corresponding periods. The dollar increase in gross profit was due to the increase in net sales combined with our Dioptics acquisition, which contributed $1.0 million of gross profit. The increase in gross profit as a percentage of net sales was the result of increased sales to a major retailer that carried higher gross margins, partially offset by increased sales of a promotional program to a different major retailer that carried lower gross margins.

        In the international segment, gross profit decreased by $0.6 million, or 2.8%, from $20.9 million in fiscal 2007 to $20.3 million in fiscal 2008. As a percentage of net sales, gross profit increased from 63.6% to 64.7% in the corresponding periods. The dollar decrease in gross profit was due to the decreases in net sales. The increase in gross profit as a percentage of net sales resulted from favorable sales mix in Canada, partially offset by higher product returns in the U.K.

        Selling Expenses.    Selling expenses increased by $7.8 million, or 12.5%, from $62.2 million in fiscal 2007 to $70.0 million in fiscal 2008. As a percentage of net sales, selling expenses increased from 29.3% to 29.5% in the corresponding periods. The increase in selling expenses was due to higher depreciation expenses of $2.0 million related to increased number of display fixtures placed in service, increased field service costs of $1.6 million due to the increased number of customer store locations, increased variable selling costs resulting from higher sales volume, incremental selling expenses of $0.5 million from our Dioptics acquisition and increased personnel, costs including stock compensation charges.

        General and Administrative Expenses.    General and administrative expenses increased by $3.7 million, or 17.5%, from $21.0 million in fiscal 2007 to $24.7 million in fiscal 2008. As a percentage of net sales, general and administrative expenses increased from 9.9% to 10.4% in the corresponding periods. The dollar increase was the result of incremental costs associated with being a public company, which include Sarbanes-Oxley implementation and related costs, incremental compensation costs, including stock compensation charges, to support our growth, and $0.3 million of incremental expenses from our Dioptics acquisition.

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

        Income Taxes.    Provision for income taxes was a benefit of $1.9 million in fiscal 2007 compared to expense of $9.7 million in fiscal 2008. This increase was related to the 2007 release of a portion of the $4.5 million valuation allowance we had previously recorded against U.S. deferred tax assets. We recorded that allowance in prior periods based on our determination at the time that it was more likely than not that our U.S. deferred tax assets would not be realized (primarily due to cumulative losses in the periods preceding recording of the allowance). As a result of improved operating results in the U.S. and our assessment of expected future results in the U.S., we determined that it was more likely than not that a substantial portion of our U.S. deferred tax assets would be realized and released most of our valuation allowance, recognizing an income tax benefit of $3.4 million.

        Income from Continuing Operations.    For the reasons described above, income from continuing operations increased by $15.0 million, or 835.8%, from $1.8 million in fiscal 2007 to $16.8 million in fiscal 2008.

        Discontinued Operations, Net of Tax.    Discontinued operations decreased $2.5 million from income of $3.3 million in fiscal 2007 to $0.8 million in fiscal 2008. The decrease was due to a decline in costume jewelry sales driven by the loss of a major customer.

        Net Income.    For the reasons described above, net income attributable to our shareholders increased by $12.3 million, or 261.5%, from $4.7 million in fiscal 2007 to $17.0 million in fiscal 2008.

Liquidity and Capital Resources

        Our primary liquidity needs are for working capital, capital expenditures (specifically, display fixtures), debt service and to fund possible future acquisitions. Our primary sources of cash have been cash flow from operations, net proceeds from our initial public offering and borrowings under our credit facility. As of January 2, 2010, we had $7.9 million of cash and $44.5 million available under our revolving credit facility. As of January 3, 2009, we had $2.1 million of cash and $37.2 million available under our revolving credit facility.

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

Cash Flows

        The following table summarizes our cash flow activities for the periods indicated:

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,433	$34,313	$10,913
Investing activities	(12,406)	(48,906)	(15,472)
Financing activities	(23,111)	8,639	(504)
Effect of exchange rates on cash balances	(127)	3,484	(33)

Increase (decrease) in cash	$5,789	$(2,470)	$(5,096)

        We purchase finished goods from our contract manufacturers in Asia and take title upon delivery to the freight consolidator. Transit times range from ten to 30 days. Our payment terms with our eyewear suppliers range from 45 to 120 days and provide discounts to us for timely payments. As a result of increases in our overall sales volume, we have used cash to fund our receivables and inventories. In general, these increases are only partially offset by increases in accounts payable to our suppliers.

        Operating Activities.    During fiscal 2009, the Company generated $41.4 million in cash from operating activities compared to $34.3 million in fiscal 2008. This increase in operating cash flow was due to an $11.8 million increase in cash provided by activities related to inventory, a $6.4 million increase in cash provided by activities related to prepaid expenses and other current assets and a $4.8 million increase in net income from continuing operations, partially offset by a $10.9 million increase in cash used in activities related to accrued income taxes, a $5.2 million increase in cash used in activities related to accounts payable. The change in inventory activity was a result of timing of purchase and shipments of inventory, partially offsetting a change in cash activity from accounts payable. The change in accounts receivable activities is the result of timing of customer collections and credits. The change in accounts payable activities was partially a result of timing of inventory purchases, corresponding to an offsetting change in cash from inventory activities, and partially due to timing of payments to suppliers. The change in accrued income taxes and prepaid expenses and other current assets was the result of tax payments related to the 2008 tax year and estimated tax payments for the 2009 tax year that resulted in a prepaid income tax balance.

        Net cash provided by operating activities increased by $23.4 million to $34.3 million in fiscal 2008 from $10.9 million in fiscal 2007. The increase in operating cash flow was due to income from continuing operations that was higher by $15.0 million and increases in accounts payable. The decrease in cash used to pay accounts payable was primarily the result of increased payments in 2007 for purchases to support new business at a major customer at the end of fiscal 2006.

        Investing Activities.    Net cash used in investing activities decreased from $48.9 million in fiscal 2008 to $12.4 million in fiscal 2009. The decrease in net cash used in investing activities was due to $30.4 million less cash used for acquisitions in 2009 and a $5.5 million decrease in purchases of property, plant and equipment.

        Net cash used in investing activities increased from $15.5 million in fiscal 2007 to $48.9 million in fiscal 2008. The increase in net cash used in investing activities was due to the acquisition of Dioptics Medical Products, Inc.

        Financing Activities.    Net cash used in financing activities increased by $31.7 million to $23.1 million used in fiscal 2009 from $8.6 million provided in fiscal 2008. The increase in net cash used in financing activities was due to net repayments under our revolving credit facility and scheduled payments on our term debt.

        Net cash provided by financing activities increased by $9.1 million to $8.6 million in fiscal 2008 from a use of $0.5 million in fiscal 2007. The increase in net cash provided by financing activities was due to additional borrowings under our revolving debt facility to finance our acquisition of Dioptics partially offset by scheduled payments on our term debt.

Capital Expenditures

        Our capital expenditures were $8.5 million and $14.0 million for fiscal 2009 and 2008, respectively. The majority of our capital expenditures related to permanent display fixtures, which we provide in our customers' retail locations. We typically depreciate our fixtures using an estimated useful life of two to three years. The future timing and volume of such capital expenditures will be affected by new business, customer contract renewals and replacements of existing fixtures at existing retail customers.

        At January 2, 2010, we had outstanding commitments for capital expenditures of $3.8 million relating to permanent display fixtures. We intend to fund these expenditures primarily from operating cash flow and borrowings under our revolving credit facility.

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

        Our credit facility contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. Our credit facility also requires that we comply with leverage ratio and fixed charge coverage ratio covenants. As of January 2, 2010, we were in compliance with these covenants. For a description of risks associated with our credit facility, see "Risk Factors."

        As of January 2, 2010, we had outstanding indebtedness of $77.5 million under our term loan facility, $30.0 million outstanding under the revolving credit facility and $0.5 million committed under standby letters of credit. Our borrowing availability under the revolving credit facility was $44.5 million. Principal payments of $17.5 million under the term loan facility are scheduled in the next twelve months. The interest rate on the term loan facility is at the three-month LIBOR rate plus 1.5% (1.76% in aggregate as of January 2, 2010). The interest rate on $10.0 million of the revolving credit facility is at the one-month LIBOR rate plus 1.5% (1.74% in aggregate as of January 2, 2010). The remaining balance of the revolving credit facility is subject to an interest rate of prime plus 0.5% (3.75% in aggregate as of January 2, 2010).

Contractual Obligations and Other Commitments

        As of January 2, 2010, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations(1)	$77,667	$17,613	$60,054	$—	$—
Interest payment obligations(2)	4,560	2,298	2,262	—	—
Operating lease obligations(3)	5,126	3,057	1,475	321	273
Minimum royalty obligations(4)	1,201	594	587	20	—
Purchase obligations(5)	34,595	34,595	—	—	—

Total(6)	$123,149	$58,157	$64,378	$341	$273

(1)
Includes obligations to pay principal only under our credit facility and capital lease obligations. No interest expense is included. Assumes that principal payments under our credit facility are made as originally scheduled.

(2)
Represents estimated interest payments to be made on our variable rate debt. Assumes that principal payments are made as originally scheduled. Interest rates used to determine interest payments for variable rate debt are based upon the interest rate in effect on January 2, 2010.

(3)
Net of subleases.

(4)
Consists of obligations for future minimum royalties pertaining to licensed brands to be paid to third-party licensors.

(5)
Represents purchase orders related to inventory and display fixtures.

(6)
Excludes approximately $11.9 million of uncertain income tax liabilities that have been recorded in other long-term liabilities in our consolidated balance sheet as of January 2, 2010, in accordance with the Income Tax Topic of FASB ASC. These liabilities are excluded as the Company does not know the ultimate timing of their payment or if they will ultimately be payable due to their uncertain nature.

Off-Balance Sheet Arrangements

        As of January 2, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition

        Sales are recognized when revenue is realized or realizable and has been earned. We recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. We also maintain destination-based terms with a limited number of customers in the United States and with all our customers in the United Kingdom and Mexico pursuant to which we recognize revenue upon confirmation of receipt by the customer. In addition, prior to revenue recognition, we require persuasive evidence of an arrangement, that the price is fixed or determinable, and that collection is reasonably assured. A provision for anticipated returns is recorded as a reduction in sales in the same period as the revenue in accordance with the Revenue Recognition topic of FASB ASC. We account for certain customer promotional payments, volume rebates, cooperative advertising, product placement fees and other discounts as a reduction of revenue. We also enter into multi-year supply agreements with many of our customers, some of which have minimum purchase requirements. Upfront payments and credits to customers are recorded as a reduction of revenue when the customer has earned the credits based on the purchase order or sales contract and are provided for based on our estimates.

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

Impairment of Long-Lived Assets

        We test for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable from estimated future cash flows. We account for long-lived assets, excluding goodwill and non-amortized trademarks, in accordance with the provisions of the Property, Plant and Equipment Topic of FASB ASC which requires recognition of an impairment loss only if the carrying amount of a long-lived asset or asset group is not recoverable from its estimated undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset or asset group.

Valuation of Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. The fair value of identified intangible asset is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. In accordance with the Goodwill and Other Intangibles Topic of FASB ASC, we test our goodwill and indefinite-lived intangibles for impairment annually or more frequently if events or circumstances indicate impairment may exist. We generally complete our annual analysis of goodwill during our fourth fiscal quarter or more frequently if impairment indicators arise. We apply a two-step fair value-based test to assess goodwill impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying value may not be realizable.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $112.8 million and $113.8 million at January 2, 2010 and January 3, 2009, respectively. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.

Stock-Based Compensation

        We have a stock-based compensation plan for employees and non-employee members of our board of directors. Under this plan, we grant restricted stock units and options to purchase our shares at or above the fair market value of our shares. FASB ASC Topic 718, "Compensation-Stock Compensation," requires us to measure all stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We use the Black-Scholes option pricing model to value the options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the option, (2) risk-free interest rate, (3) expected dividend yield and (4) expected stock price volatility.

Concentration of Credit Risk

        We must estimate the collectibility of our accounts receivable. Management specifically analyzes accounts receivable balances in view of customer credit worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Three customers together accounted for 59% and 61% of our accounts receivable at January 2, 2010 and at January 3, 2009, respectively. To reduce credit risk, we purchase credit insurance, as we deem appropriate. Historical write-offs, as a result of uncollectibility, have been less than 1% of net sales annually.

Income Taxes

        Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, state taxes, and the tax impact of non-U.S. operations. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

        At January 2, 2010 and January 3, 2009, our total valuation allowance was $4.9 million and $2.9 million, respectively, due to foreign net operating loss carry forwards and foreign tax credits. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

        Our exposure to interest rate risk currently relates to amounts outstanding under our revolving and term loan credit facility. This facility is comprised of a $100.0 million term loan facility and a $75.0 million revolving credit facility. As of January 2, 2010, we had $77.5 million outstanding under the term loan facility and $30.0 million outstanding under the revolving credit facility. The term loan facility bore interest of 1.5% above three-month LIBOR, or 1.76% in aggregate, at January 2, 2010. $10.0 million of the revolving credit facility bore interest of 1.5% above one-month LIBOR, or 1.74% in aggregate, at January 2, 2010. The remaining balance of the revolving credit facility bore interest of 0.5% above prime, or 3.75% in aggregate, at January 2, 2010. A hypothetical change in the interest rate of 100 basis points would have an effect on our results of operations and cash flows of approximately $0.7 million over the next four quarters.

        On March 10, 2008, we entered into an interest rate swap agreement (the "Swap") to manage our exposure to floating interest rate risk on our credit facility. The Swap has an initial notional amount of $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the term loan facility. Currently, we are borrowing under the term loan facility at a floating interest rate based on three-month LIBOR (plus 1.5% under the terms of our term loan facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.5% under the terms of our term loan facility) through December 19, 2012.

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

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the last day of the period covered by this report, January 2, 2010 (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010, the last day of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework."

        Based on its assessment, our management concluded that, as of January 2, 2010, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
FGX International Holdings Limited:

        We have audited FGX International Holdings Limited's internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FGX International Holdings Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, FGX International Holdings Limited maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income, and cash flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island March 8, 2010

Changes in Internal Controls over Financial Reporting

        No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended January 2, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    Item 9B Other Information.

        None.

PART III

Item 10    Directors, Executive Officers and Corporate Governance.

Executive Officers

        Set forth below is a list of our executive officers as of January 2, 2010, their ages and positions, and a brief description of the recent business experience of each one.

Name	Age	Position
Alec Taylor	56	Chief Executive Officer and Director
John H. Flynn, Jr.	59	President
Anthony Di Paola	43	Executive Vice President, Chief Financial Officer and Treasurer
Steven Crellin	50	Executive Vice President, Sales and President, Dioptics Medical Products, Inc.
Jeffrey J. Giguere	49	Executive Vice President, General Counsel and Secretary
Gerald Kitchen	61	Executive Vice President, Operations
Richard Kornhauser	55	Executive Vice President, Chief Marketing Officer
Robert Grow	52	Executive Vice President, Product Development

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

        Richard Kornhauser, Executive Vice President, Marketing—Mr. Kornhauser has served as Executive Vice President and Chief Marketing Officer since January, 2008. Prior to that, Mr. Kornhauser was the Vice President of Marketing for Chattem, Inc., a publicly traded manufacturer and marketer of health and beauty products, toiletries and dietary supplements, from May 2000 to October 2007.

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

Directors; Corporate Governance

        The remaining information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Proposal 1: Election of Directors," "Corporate Governance—Audit Committee," and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11    Executive Compensation.

        The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Executive Compensation," and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Shares Held by Principal Shareholders and Management."

        The following table sets forth information regarding our equity compensation plans as of January 2, 2010:

Plan category	Number of shares to be issued upon exercise of outstanding options or vesting of restricted stock units (a)	Weighted-average exercise price of outstanding options and restricted stock units (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,298,959	$11.65	1,273,158
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	2,298,959	$11.65	1,273,158

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

PART IV

Item 15    Exhibits, Financial Statement Schedules.

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—January 2, 2010 and January 3, 2009	F-3
Consolidated Statements of Operations—For the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007	F-4
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income (Loss)—For the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007	F-5
Consolidated Statements of Cash Flows—For the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007	F-6
Notes to Consolidated Financial Statements	F-7
  2.
  Financial Statement Schedules:

  •
  Schedule II—Valuation and Qualifying Accounts for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

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

  (c)
  Financial Statement Schedules

        See (a)2 above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
    FGX International Holdings Limited:

        We have audited the accompanying consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income, and cash flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FGX International Holdings Limited and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FGX International Holdings Limited's internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Providence, Rhode Island
March 8, 2010

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Balance Sheets

January 2, 2010 and January 3, 2009

(in thousands)

	January 2, 2010	January 3, 2009
ASSETS
Current assets:
Cash	$7,886	$2,097
Accounts receivable, less allowances of $21,675 and $23,854 at January 2, 2010 and January 3, 2009, respectively	52,430	50,746
Inventories	27,548	35,543
Prepaid expenses and other current assets	11,798	15,761
Deferred tax assets	14,043	16,013
Current assets of discontinued operations	—	4,253

Total current assets	113,705	124,413
Property, plant and equipment, net	16,364	20,543
Other assets:
Goodwill	47,446	44,928
Intangible assets, net of accumulated amortization of $34,350 and $29,642 at January 2, 2010 and January 3, 2009, respectively	65,399	68,856
Other assets	11,718	11,905
Noncurrent asets of discontinued operations	—	2,370

Total assets	$254,632	$273,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$30,000	$37,500
Current maturities of long-term obligations	17,613	15,199
Accounts payable	28,011	30,324
Accrued expenses	26,011	26,836
Accrued income taxes	—	6,005
Current liabilities of discontinued operations	3,316	2,494

Total current liabilities	104,951	118,358
Long-term obligations, less current maturities	60,477	77,863
Deferred tax liabilities	12,934	18,156
Other long term liabilities	14,367	15,284
Commitments and contingencies (note 15)
Shareholders' equity:
Common stock, no par value. Authorized 101,000 shares; issued 23,044 shares at January 2, 2010 and issued 22,886 shares at January 3, 2009; outstanding 22,281 shares at January 2, 2010 and outstanding 22,123 shares at January 3, 2009	—	—
Additional paid-in capital	109,607	107,048
Accumulated other comprehensive loss	(3,524)	(2,611)
Accumulated deficit	(43,766)	(60,259)
Treasury stock, at cost, 630 shares at January 2, 2010 and January 3, 2009	(2,513)	(2,513)

Total FGX International Holding Limited shareholders' equity	59,804	41,665

Noncontrolling interest	2,099	1,689

Total shareholders' equity	61,903	43,354

Total liabilities and shareholders' equity	$254,632	$273,015

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Operations

Fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net sales	$259,275	$237,106	$212,425
Cost of goods sold	111,933	104,152	94,105

Gross profit	147,342	132,954	118,320
Operating expenses:
Selling expenses	73,131	69,983	62,198
General and administrative expenses	29,374	24,676	21,007
Amortization of acquired intangibles	4,714	5,312	6,172
Abandoned lease charge	—	—	4,407

Operating income	40,123	32,983	24,536
Other income (expense):
Interest expense	(4,588)	(6,356)	(24,710)
Other income (expense), net	261	(91)	117

Income (loss) from continuing operations before income taxes	35,796	26,536	(57)
Income tax expense (benefit)	14,242	9,748	(1,851)

Income from continuing operations	21,554	16,788	1,794
Discontinued operations, net of tax	(4,653)	757	3,261

Net income	16,901	17,545	5,055
Less: Net income attributable to noncontrolling interest	408	527	347

Net income attributable to FGX International Holdings Limited	$16,493	$17,018	$4,708

Income from continuing operations attributable to FGX International Holdings Limited:
Income from continuing operations	21,554	16,788	1,794
Less: Net income attributable to noncontrolling interest	408	527	347

Income from continuing operations attributable to FGX International Holdings Limited	21,146	16,261	1,447

Basic earnings (loss) per share:
Income from continuing operations attributable to FGX International Holdings Limited	$0.96	$0.76	$0.09
Discontinued operations, net of tax	(0.21)	0.04	0.21

Basic earnings per share attributable to FGX International Holdings Limited shareholders	$0.75	$0.80	$0.30

Diluted earnings (loss) per share:
Income from continuing operations attributable to FGX International Holdings Limited	$0.95	$0.76	$0.09
Discontinued operations, net of tax	(0.21)	0.03	0.20

Diluted earnings per share attributable to FGX International Holdings Limited shareholders	$0.74	$0.79	$0.29

Basic weighted average shares outstanding	22,128	21,311	15,941
Diluted weighted average shares outstanding	22,398	21,437	16,010

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Shareholders'

Equity (Deficit) and Comprehensive Income

Years ended January 2, 2010, January 3, 2009 and
December 29, 2007

(in thousands)

	Common stock			Accumulated other comprehensive income (loss)			Total shareholders' equity (deficit)
			Additional paid-in capital		Accumulated deficit	Treasury stock		Comprehensive income
	Shares	Par value
Balance, December 30, 2006	14,837	$—	$1,499	$694	$(81,985)	$(2,437)	$(82,229)
Net proceeds from issuance of common stock	6,667	—	93,817	—	—	—	93,817	—
Redemption of common shares	(200)	—	—	—	—	(76)	(76)	—
Stock-based compensation expense	—	—	864	—	—	—	864	—
Foreign currency translation adjustment	—	—	—	249	—	—	249	249
Net income	—	—	—	—	4,708	—	4,708	4,708

Comprehensive income for the year ended December 29, 2007								$4,957

Balance, December 29, 2007	21,304	—	96,180	943	(77,277)	(2,513)	17,333
Shares issued for purchase of acquired business	952	—	9,909	—	—	—	9,909	—
Redemption of common shares	(133)	—	(1,484)	—	—	—	(1,484)	—
Stock-based compensation expense	—	—	2,443	—	—	—	2,443	—
Revaluation of financial instrument (net of tax of $599)	—	—	—	(898)	—	—	(898)	(898)
Foreign currency translation adjustment (net of tax of $185)	—	—	—	(2,656)	—	—	(2,656)	(2,656)
Net income	—	—	—	—	17,018	—	17,018	17,018

Comprehensive income for the year ended January 3, 2009								$13,464

Balance, January 3, 2009	22,123	—	107,048	(2,611)	(60,259)	(2,513)	41,665
Stock-based compensation expense	—	—	3,198	—	—	—	3,198	—
Stock option transactions	158	—	(639)	—	—	—	(639)	—
Revaluation of financial instrument (net of tax of $137)	—	—	—	145	—	—	145	145
Foreign currency translation adjustment (net of tax of $1735)	—	—	—	(1,058)	—	—	(1,058)	(1,058)
Net income	—	—	—	—	16,493	—	16,493	16,493

Comprehensive income for the year ended January 2, 2010								$15,580

Balance, January 2, 2010	22,281	$—	$109,607	$(3,524)	$(43,766)	$(2,513)	$59,804

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Consolidated Statements of Cash Flows

Fiscal Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

(in thousands)

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cash flows from operating activities:
Net income	$16,901	$17,545	$5,055
Less: discontinued operations, net of tax	(4,653)	757	3,261

Income from continuing operations	21,554	16,788	1,794
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	17,327	19,951	18,688
Abandoned lease charge	—	—	4,407
Stock-based compensation	3,198	2,443	864
Deferred income taxes	(4,890)	(7,429)	(7,824)
Loss on disposal of property, plant and equipment	344	233	—
Changes in assets and liabilities:
Accounts receivable	2,109	(330)	6,657
Inventories	8,736	(3,023)	993
Prepaid expenses and other current assets	3,167	(3,209)	(3,721)
Other assets	(1,527)	2,359	488
Accounts payable	(2,706)	2,520	(15,896)
Accrued expenses and other long-term liabilities	(2,613)	(1,334)	1,807
Accrued income taxes	(6,026)	4,887	(814)
Net cash provided by operating activities of discontinued operations	2,760	457	3,470

Net cash provided by operating activities	41,433	34,313	10,913

Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,504)	(13,980)	(15,310)
Purchase of acquired business, net of cash acquired	(3,902)	(34,323)	—
Net cash used in investing activities of discontinued operations	—	(603)	(162)

Net cash used in investing activities	(12,406)	(48,906)	(15,472)

Cash flows from financing activities:
Net borrowings (repayments) under revolving note payable	(7,500)	17,500	7,500
Proceeds from issuance of long term debt	—	—	120,000
Payments on long-term obligations	(14,972)	(7,377)	(220,650)
Net proceeds from initial public offering	—	—	93,817
Payment of financing fees	—	—	(1,095)
Proceeds from the exercise of stock options	90	—	—
Redemption of common stock	(1,860)	(1,484)	(76)
Excess tax benefit on exercise of options	1,131	—	—

Net cash provided by (used in) financing activities	(23,111)	8,639	(504)

Effect of exchange rate changes on cash	(127)	3,484	(33)

Net increase (decrease) in cash	5,789	(2,470)	(5,096)
Cash, beginning of period	2,097	4,567	9,663

Cash, end of period	$7,886	$2,097	$4,567

See accompanying notes to consolidated financial statements.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

(1) Reporting Entity and Nature of Business

        FGX International Holdings Limited (the "Company") is a leading designer and marketer of non-prescription reading glasses and sunglasses with distribution primarily in the mass merchandise, chain drug store and chain grocery store channels in North America and the United Kingdom. The Company is incorporated under the laws of the British Virgin Islands.

        The accompanying consolidated financial statements reflect the reclassification of the Company's costume jewelry business as discontinued operations as a result of the decision in the second quarter of 2009 to divest that business.

        On December 15, 2009, the Company entered into a definitive agreement and plan of merger ("Merger Agreement") to merge with a subsidiary of Essilor International ("Essilor") of Charenton-le-Pont, France. Under the terms of the Merger Agreement, shareholders will receive $19.75 per share in cash upon completion of the merger contemplated by the Merger Agreement. The merger is subject to the approval of shareholders. A special meeting of shareholders to consider and vote upon the approval of the merger is currently scheduled for March 9, 2010.

        The Company has evaluated subsequent events through March 8, 2010, the date the accompanying financial statements were issued. The Company did not identify any subsequent events that required disclosure.

(2) Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance that will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, and eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. This guidance will be effective at the start of the first fiscal year beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have an impact on its financial position or results of operations.

        In June 2009, the FASB issued guidance altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company must determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. This guidance will be effective at the start of the first fiscal year beginning after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

        In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies

  (a)    Principles of Consolidation

        The consolidated financial statements include the results of operations of the Company as well as those companies in which the Company has majority ownership or control. All significant intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest represents the minority partners' accumulated earnings in our joint venture in Mexico.

  (b)    Fiscal Year-End

        The Company's fiscal year ends on the Saturday closest to December 31. Fiscal 2009 and 2007 each reflect a 52-week period, and fiscal 2008 reflects a 53-week period.

  (c)    Stock Split

        On October 18, 2007, the Company (i) amended its Memorandum and Articles of Association to increase its authorized shares to 101,000,000 and (ii) effected a 242,717 to one stock split of its ordinary shares. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect the split.

  (d)    Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at January 2, 2010 or January 3, 2009.

  (e)    Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods. Inventory reserve adjustments are considered permanent decreases to the cost basis of the inventory and are recorded in cost of goods sold in the Company's Consolidated Statements of Operations.

  (f)    Advertising Costs

        Advertising costs, which are included in selling expenses, are expensed when the advertisement first takes place. Advertising expense was approximately $9.1 million, $6.1 million and $6.6 million for fiscal 2009, 2008 and 2007, respectively.

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

  (h)    Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested annually in accordance with the provisions of the Goodwill and Other Intangibles Topic of FASB ASC. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the provisions of FASB guidance. This guidance requires recognition of an impairment loss only if the carrying amount of a long-lived asset or asset group is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset or asset group. The Company evaluates its long-lived assets if impairment indicators arise. The Company evaluates each of its reporting units with goodwill and indefinite-lived intangibles during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

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

  (i)    Revenue Recognition

        Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which generally is on the date of shipment. The Company also maintains destination-based terms with a limited number of customers in the United States and Canada and with substantially all of its customers in the United Kingdom and Mexico under which it recognizes revenue upon confirmation of receipt by the customer. In addition, prior to revenue recognition, the Company requires persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. A provision for anticipated returns is recorded as a reduction of sales in the same period that the revenue is recognized in accordance with FASB guidance on recognizing revenue when right of return exists.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

        The Company accounts for certain customer promotional payments, volume rebates, cooperative advertising, product placement fees and other discounts as a reduction of revenue. The Company also enters into multi-year supply agreements with many of its customers that often have minimum purchase requirements. Upfront payments and credits to our customers associated with these multi-year agreements are recorded to "Other assets" in our Consolidated Balance Sheets and are recorded net of accumulated amortization. Amortization of these payments and credits is recorded as earned by our customers over the contract term and are recorded as a reduction of revenue. When the payment or credit has been fully amortized, the asset and related amortization are written off. Amortization estimated to be earned by our customers and charged to operations during the next twelve months is classified as "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

  (j)    Shipping and Handling

        Shipping and handling costs are recorded as a component of selling expenses. Any shipping and handling billed to customers is recognized as a component of net sales. Shipping and handling billed to customers is not significant for any of the periods presented.

  (k)    Net Income (Loss) Per Share

        The Company calculates net income (loss) per share in accordance with the Earnings Per Share Topic of FASB ASC. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units and stock options using the treasury stock method. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except per share amounts)
Net income attributable to the Company	$16,493	$17,018	$4,708

Shares used in computing basic net income per share	22,128	21,311	15,941
Effect of dilutive securities	270	126	69

Shares used in computing diluted net income per share	22,398	21,437	16,010

Basic earnings per share attributable to the Company's shareholders	$0.75	$0.80	$0.30

Diluted earnings per share attributable to the Company's shareholders	$0.74	$0.79	$0.29

Antidilutive potential common shares excluded from the computation above	1,215	1,148	1,285

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

  (l)    Comprehensive Income

        Comprehensive income for the years 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
	(in thousands)
Net income	$16,901	$17,545	$5,055
Other comprehensive income, net of tax
Foreign currency translation adjustments	(1,058)	(2,656)	249
Gain (loss) on cash flow hedging activities	145	(898)	—

Total comprehensive income, net of tax	15,988	13,991	5,304
Less: Comprehensive income attributable to noncontrolling interest	408	527	347

Comprehensive income attributable to the Company	$15,580	$13,464	$4,957

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

  (n)    Financial Instruments

        The Company's financial instruments include cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At January 2, 2010, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at January 2, 2010 also include long-term borrowings (see note 11 for carrying cost and related fair values).

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

  (q)    Derivative instruments

        The Derivatives and Hedging Topic of FASB ASC requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

        On March 10, 2008, the Company entered into an interest rate swap agreement (the "Swap") to manage its exposure to floating interest rate risk on its term loan facility. The Swap has been designated as a cash flow hedge in accordance with the Derivatives and Hedging Topic of FASB ASC and the Company will record the effective portion of any change in the fair value as other comprehensive income (loss), and reclassify the gains and losses to interest expense during the hedged interest payment period.

  (r)    Supplemental Cash Flow Disclosures

        Cash paid during fiscal years 2009, 2008 and 2007 for interest and income taxes is as follows:

	Fiscal
	2009	2008	2007
	(in thousands)
Interest	$8,159	$6,234	$21,862
Income taxes	21,362	9,592	4,307

        The Company had the following noncash activities related to acquired equipment financed with capital lease obligations for fiscal years 2009, 2008 and 2007:

(in thousands)
Fiscal Year:
2009	$—
2008	258
2007	234

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(4) Discontinued Operations

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

        Summarized results of the Company's discontinued operations are as follows:

	2009	2008	2007
	(in thousands)
Net sales	$4,659	$18,994	$28,038

Income (loss) from discontinued operations before tax	$(7,661)	$1,282	$5,407
Provision (benefit) for income taxes	(3,008)	525	2,146

Income (loss) from discontinued operations, net of tax	$(4,653)	$757	$3,261

        The major classes of assets and liabilities of operations from discontinued operations are as follows:

	As of January 2, 2010	As of January 3, 2009
	(in thousands)
Accounts receivable	$—	$1,517
Inventories	—	2,680
Prepaid expenses and other current assets	—	56

Current assets of discontinued operations	—	4,253

Property, plant and equipment, net	—	468
Goodwill	—	1,819
Other assets	—	83

Noncurrent assets of discontinued operations	—	2,370

Total assets of discontinued operations	$—	$6,623

Accounts payable	$—	$1,640
Accrued expenses	3,316	854

Current liabilities of discontinued operations	$3,316	$2,494

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(5) Acquisitions

        On October 28, 2009, the Company acquired all of the outstanding stock of Corinne McCormack, Inc. and eye-bar inc. in exchange for $1.45 million in cash. The purchase price allocation did not have a material impact on the Company's financial position.

        On November 26, 2008, the Company acquired all of the outstanding common shares of Dioptics Medical Products, Inc.("DMP"), a designer and marketer of sunglasses and optical accessories, in exchange for 952,380 of the Company's ordinary shares and $34.9 million in cash (net of cash acquired), subject to a working capital adjustment. The Company's shares have been valued at $9.9 million, which was recorded as part of the purchase price and to Additional Paid-in Capital. This value was determined by calculating the average closing price of the shares two days before, the day of, and two days after the closing. The cash consideration includes $1.9 million of direct acquisition costs and is net of $2.2 million cash acquired. FGX funded the cash portion of the transaction with borrowings from its existing revolving credit facility. On March 10, 2009, the final working capital adjustment was determined and resulted in a $0.1 million addition to the purchase price. During the year ended January 2, 2010, the Company recorded a $0.6 million increase in purchase price, of which $0.1 million represented a payment made to the sellers as the result of a working capital adjustment and $0.5 million related to incremental accounting and other acquisition fees. Additionally, the Company recorded an adjustment to its allocation of purchase price that increased liabilities $1.9 million related to the closure of a distribution facility in San Luis Obispo, California. These costs included $0.8 million in lease exit costs, $0.7 million in severance, and $0.4 million in other related costs. These adjustments were recorded as an increase to goodwill. The Company committed to the closure plans in the fourth quarter of 2009.

        Results of Dioptics operations from November 26, 2008, the closing date, through January 2, 2010 have been included in the Company's consolidated statements of operations. These results are reported in the sunglasses and prescription frames segment.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(5) Acquisitions (Continued)

        The following is a presentation reflecting the purchase price allocation of the assets acquired and liabilities assumed in connection with the purchase of the common stock of DMP, which includes transactions, as of November 26, 2008:

Assets Acquired and Liabilities Assumed as of November 26, 2008
(in thousands)

Cash and cash equivalents	$2,174
Accounts receivable	2,758
Inventories	3,676
Deferred tax assets	1,106
Other current assets	1,817

Total current assets	11,531
Property and equipment	917
Trademark	21,600
Patents	2,700
Customer relationships	5,000
Goodwill	23,909
Other assets	4,101

Total assets acquired	69,758

Accounts payable	1,982
Accrued expenses	5,416

Total current liabilities	7,398
Deferred tax liabilities	11,954
Other liabilities	4,000

Total liabilities	23,352

Net assets acquired	$46,406

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(6) Property, Plant and Equipment

	January 2, 2010	January 3, 2009
	(in thousands)
Property, plant and equipment:
Land	$1,233	$1,233
Building and improvements	7,589	6,963
Display fixtures	21,239	26,466
Furniture, fixtures and equipment	17,287	17,587
Leasehold improvements	29	2,820
Equipment under capital lease	3,812	3,812

	51,189	58,881
Less accumulated depreciation	34,825	38,338

	$16,364	$20,543

        The Company has recorded depreciation expense of $12.6 million, $14.6 million and $12.5 million during fiscal 2009, 2008 and 2007, respectively.

(7) Goodwill and Other Intangible Assets

        At January 2, 2010 and January 3, 2009, goodwill totaled $47.4 million and $44.9 million, respectively. At January 2, 2010, $23.3 million, $23.9 million and $0.2 million of goodwill is related to the non-prescription reading glasses, sunglasses and prescription frames and international segments, respectively. At January 3, 2009, $23.3 million, $21.4 million and $0.2 million of goodwill is related to the non-prescription reading glasses, sunglasses and prescription frames and international segments, respectively. Other intangible assets were as follows:

		January 2, 2010		January 3, 2009
	Weighted Average Amortization Period
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Patents	7 years	$5,600	$3,183	$5,600	$2,935
Customer relationships	15 years	49,782	31,167	48,531	26,707

Total amortizable intangible assets	14 years	55,382	34,350	54,131	29,642

Trademarks		44,367	—	44,367	—

Total intangible assets		$99,749	$34,350	$98,498	$29,642

        The Company has recorded amortization expense of $4.7 million, $5.3 million and $6.2 million for its customer relationships and patents during fiscal 2009, 2008 and 2007, respectively.

        Goodwill and trademarks are not being amortized as they have been determined to have indefinite lives.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and Other Intangible Assets (Continued)

        Estimated annual amortization expense for the next five years and thereafter is as follows, and there are no expected residual values related to these amortizable intangible assets:

(in thousands)
Years:
2010	$4,025
2011	3,424
2012	2,870
2013	2,386
2014	1,985
Thereafter	6,342

$21,032

(8) Accrued Expense

        Accrued expenses are comprised of the following as of January 2, 2010 and January 3, 2009:

	January 2, 2010	January 3, 2009
	(in thousands)
Accrued customer allowances	$13,936	$12,742
Accrued lease obligation (Note 15)	2,277	1,510
Accrued bonuses	2,682	2,772
Other	7,116	9,812

	$26,011	$26,836

(9) Credit Agreements

        The Company is party to a senior secured credit facility ("December 2007 Credit Agreement") that is comprised of (a) a $75.0 million revolving credit facility, which may be increased with the consent of its existing or additional lenders by up to an additional $50.0 million; and (b) a $100.0 million term loan facility. Interest rates for borrowings under the credit facility are determined based upon the Company's defined leverage ratio. Interest rates were initially priced at 1.75% above the London Interbank Offered Rate (LIBOR) and then range from 1.00% to 2.25% above LIBOR for Eurodollar-based borrowings, and from 0.00% to 1.25% above the defined base rate (higher of prime rate or the Federal Funds rate plus 0.5%) for base rate borrowings, depending upon the Company's leverage ratio. The term loan facility is due in 20 consecutive quarterly graduating installments ranging from $1.9 million to $8.1 million, which commenced on March 31, 2008. The term loan facility and the revolving credit facility will mature on December 19, 2012. Amounts due under both facilities are collateralized by a pledge of 100% of the Company's tangible and intangible assets. The Company also is required to pay commitment and other customary fees. These commitment fees will range from 0.20% to 0.50% per annum depending upon the Company's leverage ratio.

        As of January 2, 2010, the Company had outstanding indebtedness of $77.5 million under the term loan facility, $30.0 million outstanding under the revolving credit facility and $0.5 million committed under standby letters of credit. Our borrowing availability under the revolving credit facility was

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(9) Credit Agreements (Continued)

$44.5 million. The interest rate on the term loan facility was at the three-month LIBOR rate plus 1.5% (1.76% in aggregate as of January 2, 2010). The interest rate on $10.0 million of the revolving credit facility is at the one-month LIBOR rate plus 1.5% (1.74% in aggregate as of January 2, 2010). The remaining balance of the revolving credit facility is subject to an interest rate of prime plus 0.5% (3.75% in aggregate as of January 2, 2010).

        On December 22, 2009, the Company received an extension of a deadline under the December 2007 Credit Agreement that allows the Company until March 31, 2010 to grant a required security interest in leasehold interests that FGX acquired in connection with its acquisition of Corinne McCormack, Inc. and eye-bar inc. on October 28, 2009. The Company believes that it will take actions to remain in compliance with the December 2007 Credit Agreement and that the related debt has been properly classified on the Company's balance sheet.

        The December 2007 Credit Agreement contains covenants limiting, among other things, mergers, consolidations, liquidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens and other encumbrances; dividends and other restricted payments; payment and modification of material subordinated debt instruments; transactions with affiliates; changes in fiscal year; negative pledge clauses; restrictions on subsidiary distributions; sale and leaseback transactions; factoring arrangements and changes in lines of business; and capital expenditures. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. This facility also requires the Company to comply with a leverage ratio covenant and a fixed charge ratio covenant. As of January 2, 2010, the Company was in compliance with the required covenants.

(10) Swap Agreement

        On March 10, 2008, the Company entered into an interest rate swap agreement (the "Swap") to manage the Company's exposure to floating interest rate risk on its term loan facility. The Swap had an initial notional amount of approximately $49.1 million and is scheduled to decline to reflect certain scheduled principal payments under the term loan facility. Currently, the Company is borrowing under the term loan facility at a floating interest rate based on 3-month LIBOR (plus 1.5% under the terms of our term loan facility) and will pay under the Swap a fixed interest rate of 3.22% (plus 1.5% under the terms of our term loan facility) through December 19, 2012.

        The Swap has been designated as a cash flow hedge in accordance with the Derivatives and Hedging Topic of FASB ASC and the Company records the effective portion of any change in the fair value as other comprehensive income (loss), net of tax.

        The following table summarizes the balance of the Swap, the Company's only derivative instrument, based on fair value:

	January 2, 2010		January 3, 2009
	Balance sheet classification	Fair value	Balance sheet classification	Fair value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate swap agreement	Other long-term liabilities	$1,214	Other long-term liabilities	$1,497

Total		$1,214		$1,497

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(10) Swap Agreement (Continued)

        The following table summarizes the effects of the Swap:

	Amount of gains (losses) recognized in other comprehensive income Fiscal
	2009	2008	2007
	(in thousands)
Derivatives designated as cash flow hedges:
Interest rate swap agreement, net of tax	$145	$(898)	$—

Total	$145	$(898)	$—

(11) Long-Term Obligations

        Long-term obligations consist of the following as of January 2, 2010 and January 3, 2009:

	January 2, 2010	January 3, 2009
	(in thousands)
Term loan facility under the December 2007 Credit Agreement due December 19, 2012, 20 consecutive quarterly graduating installments beginning March 31, 2008 with payments ranging from $1,875 to $8,125, interest based on LIBOR of 0.26% (January 2, 2010) plus 1.5%	$77,500	$92,500
Capital lease obligation of computer equipment, payable in monthly installments of principal and interest of $8 through August 2011, interest at 5.99% per annum	142	225
Capital lease obligations of office equipment, payable in monthly installments of principal and interest of $6 and $4 through April 2010, interest rates ranging from 6.22% to 6.80% per annum	25	141
Deferred compensation plan (Note 14)	423	196

	78,090	93,062
Less current maturities	17,613	15,199

	$60,477	$77,863

        At January 2, 2010, the fair value of the term loan facility was approximately $75.5 million.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Obligations (Continued)

        Future minimum payments under these agreements, excluding deferred compensation, are as follows as of January 2, 2010:

(in thousands)
Years:
2010	$17,613
2011	27,554
2012	32,500
2013	—
2014	—
Thereafter	—

$77,667

(12) Income Taxes

        Income (loss) from continuing operations before income taxes consisted of the following for fiscal years 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Domestic	$18,936	$16,531	$(3,157)
Foreign	16,860	10,005	3,100

Income (loss) from continuing operations before income taxes	$35,796	$26,536	$(57)

        The components of income tax expense (benefit) for fiscal years 2009, 2008 and 2007 are as follows:

	Fiscal
	2009	2008	2007
	(in thousands)
Income (loss) from continuing operations	$14,242	$9,748	$(1,851)
Discontinued operations	(3,008)	525	2,145
Tax benefit on exercise of options	(1,131)	—	—
Other comprehensive income (loss)	1,873	(784)	—

Total income tax expense	$11,976	$9,489	$294

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        Total federal, state, and foreign income tax expense (benefit) from continuing operations for fiscal years 2009, 2008 and 2007 are as follows:

	Fiscal
	2009	2008	2007
	(in thousands)
Current:
Federal	$7,912	$10,250	$3,161
State	2,897	3,103	1,213
Foreign	6,482	2,763	1,719

	17,291	16,116	6,093

Deferred:
Federal	(3,196)	(5,297)	(4,897)
State	(1,382)	(1,411)	(1,038)
Foreign	(453)	109	1,399

	(5,031)	(6,599)	(4,536)

Change in valuation allowance	1,982	231	(3,408)

	(3,049)	(6,368)	(7,944)

	$14,242	$9,748	$(1,851)

        The actual expense attributable to continuing operations for fiscal years 2009, 2008 and 2007 differs from the "expected" tax expense (computed by applying the U.S. statutory federal corporate tax rate to income before income taxes and minority interest) as follows:

	Fiscal
	2009	2008	2007
	(in thousands)
Computed "expected" tax expense	$12,529	$9,288	$(20)
State income taxes, net of federal income tax benefit	985	1,133	212
Foreign tax differential	2,418	315	1,347
Foreign tax credit	(2,331)	(838)	(3,250)
Deemed foreign dividend	—	—	3,293
Nondeductible expense	40	38	158
Nondeductible compensation	(461)	70	219
Charitable donation	(617)	(599)	(283)
Change in valuation allowance	1,982	231	(3,408)
Change in state deferred rate	(844)	—	—
Other, net	541	110	(119)

	$14,242	$9,748	$(1,851)

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        Deferred income taxes relate to the following temporary differences as of January 3, 2009 and December 29, 2007:

	January 2, 2010	January 3, 2009
	(in thousands)
Deferred tax assets:
Nondeductible reserves	$7,982	$8,462
Nondeductible accruals	6,327	6,847
Other comprehensive income	—	729
Other	3,117	185

Gross current deferred tax assets	17,426	16,223
Less valuation allowance	(2,646)	(210)

Net current deferred tax assets	14,780	16,013

Net operating loss carryforwards	1,950	2,199
Tax basis of property, plant and equipment	940	1,822
Foreign tax credits	3,637	1,702
Other comprehensive income	461	599
Other	3,470	4,479

Gross long-term deferred tax assets	10,458	10,801
Less valuation allowance	(2,208)	(2,663)

Net long-term deferred tax assets	8,250	8,138

Deferred tax liabilities:
Other comprehensive income	(737)	—

Net current deferred tax liabilities	(737)	—

Intangible assets	(21,184)	(26,294)

Net long-term deferred tax liability	(21,184)	(26,294)

Net deferred tax asset (liability)	$1,109	$(2,143)

        In assessing the reliability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income when making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not the Company will realize the tax benefits of these deductible differences, net of the existing valuation allowances at January 2, 2010.

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has approximately $3.8 million of available net operating loss carryforwards in the U.S., which may be utilized and expire at various dates through 2023. The utilization of a portion of the net operating loss will be limited on an annual basis to $0.3 million as a result of the equity restructuring during 2003. The Company has approximately $3.6 million of available foreign tax credits, which may be utilized and expire at various dates through

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

2018. The Company has established a valuation allowance for foreign tax credits carried forward to future tax years. The Company has approximately $1.5 million of net operating loss carryforward in the U.K. This net operating loss does not have an expiration date.

        In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions.

        The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. The Company's major tax jurisdiction is the United States. As of January 2, 2010, the tax years that remain subject to examination in the United States for federal and state purposes are 2006 through 2009.

        The Company adopted the provisions of the revised accounting standard related to uncertain tax positions on December 31, 2006, the first day of the 2007 fiscal year. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 2, 2010, the Company has accrued approximately $2.1 million of interest and penalties related to our uncertain tax positions.

        The Company believes it is reasonably likely that approximately $2.4 million of unrecognized tax benefits and related interest and penalties will reverse in the next twelve months. Approximately $1.7million relates to the utilization of net operating losses and $0.2 million relates to interest on guaranteed third-party debt by an acquired entity and would be offset by the reversal of an indemnification receivable from the seller. Approximately $0.5 million relates to Canada withholding tax exposure.

        A tabular reconciliation of the gross amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal
	2009	2008	2007
	(in thousands)
Balance at the beginning of the year	$9,509	$4,421	$2,443
Gross increases in prior period position	447	—	469
Gross decreases in prior period position	(5,023)	(3,456)	(34)
Gross increases in current period position (including $3.2 million recorded in purchase accounting in 2008)	5,019	8,720	1,543
Lapse of applicable statute of limitations	(100)	(176)	—

Balance at the end of the year	$9,852	$9,509	$4,421

        If the unrecognized tax benefit of $9.9 million at January 2, 2010 is recognized, approximately $5.0 million ($4.9 million in 2008 and $1.5 million in 2007) would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by the reversal of related deferred tax assets.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(13) Incentive Stock Plan

        The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, "Compensation-Stock Compensation," which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock-based compensation expense to be recognized on a straight-line basis over any period during which an employee is required to provide service in exchange for the award (the vesting period).

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

        As of January 2, 2010, 1,608,512 stock options and 59,173 restricted stock units were outstanding and 1,273,158 shares were available for grant under the 2007 Plan. As of January 2, 2010, 631,274 stock options were outstanding under the Amended and Restated 2004 Key Executive Stock Option Plan ("2004 Plan"), and no further awards will be made under the 2004 Plan. Upon exercise of stock options or vesting of restricted stock units, shares will be issued from the Company's authorized and unissued ordinary shares.

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

        During fiscal 2009, the Company recognized stock compensation expense of $3.2 million, $1.2 million net of tax, of which $1.6 million was recognized in selling expenses and $1.6 million was recognized in general and administrative expenses.

        During fiscal 2008, the Company recognized stock compensation expense of $2.4 million, $1.6 million net of tax, of which $1.2 million was recognized in selling expenses and $1.2 million was recognized in general and administrative expenses.

        During fiscal 2007, the Company recognized stock compensation expense of $0.9 million, $0.8 million net of tax, of which $0.3 million was recognized in selling expenses and $0.6 million was recognized in general and administrative expenses.

        The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average grant-date fair value of share options granted during fiscal 2009, 2008 and 2007 were $4.90, $3.89 and $6.02, respectively. The fair value of each option grant is estimated on

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(13) Incentive Stock Plan (Continued)

the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2009, 2008 and 2007:

	Fiscal
	2009	2008	2007
Expected volatility	34.6%	32.8%	30.0%
Dividend yield	—	—	—
Risk-free interest rate	2.6%	2.4%	4.1%
Expected life (years)	6.0	6.0	6.0

        Because the Company does not have a satisfactory history to make judgments about the expected life of each option grant, it uses the simplified method of deriving the estimate. A summary of the changes in the Company's stock—based compensation plan for fiscal year 2009 is as follows:

Stock options	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,632,936	$11.66
Granted	47,500	12.83
Exercised	(408,330)	10.12
Terminated	(32,318)	12.26

Outstanding at year end	2,239,788	11.95

Exercisable at end of year	1,071,935	$12.21

        With respect to the 2,239,788 outstanding options and 1,071,935 options exercisable at January 2, 2010, the weighted average remaining contractual life of these options was 7.55 years and 7.36 years, respectively. The aggregate intrinsic value of the options outstanding and options exercisable at January 2, 2010 was $17.1 million and $7.9 million, respectively.

        The fair value of shares vesting in 2009, 2008 and 2007 was $2.6 million, $3.1 million, and $2.1 million, respectively. The total intrinsic value of share options exercised in 2009 was $3.8 million. No options were exercised in 2008 or 2007.

Restricted stock units
Outstanding at beginning of year	103,200
Granted	7,500
Vested	(50,827)
Forfeited	(700)

Outstanding at end of year	59,173

        With respect to the outstanding restricted stock units, the weighted average remaining contractual life was 8.98 years. The aggregate intrinsic value of the restricted stock units outstanding at January 2, 2010 was $1.2 million. The weighted average grant-date fair value of restricted stock units granted during fiscal 2009 was $12.56.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(13) Incentive Stock Plan (Continued)

        On December 23, 2009, the Company modified the vesting requirements of certain restricted stock units. This modification accelerated the vesting of 16,667 stock units for one employee and resulted in a compensation charge of $0.2 million in the fourth quarter of 2009.

        As of January 2, 2010 there was $4.0 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.7 years.

(14) Employee Benefit Plans

        The Company has a defined contribution profit sharing plan covering substantially all full-time employees. The profit sharing plan allows eligible participants to make contributions in accordance with Internal Revenue Code Section 401(k). The Company makes a matching contribution of 100% of the first 3% and 50% of the next 2% of compensation that an employee contributes. These matching contributions totaled approximately $0.4 million, $0.2 million and $0.1 million for fiscal years 2009, 2008 and 2007, respectively. Under the terms of the profit sharing plan, voluntary Company contributions are made at the discretion of the Company. No profit sharing contributions were made for fiscal years 2009, 2008 and 2007.

        Effective January 1, 2007, the Company adopted a non-qualified deferred compensation plan to permit selected key employees to elect to defer a percentage of their base salary, discretionary bonuses and other performance-based compensation during any calendar year into the plan. The Company makes a matching contribution of 25% of the first 6% of an employee's enrollment-date base salary. The fair value of the plan assets and related liability was $0.4 million and $0.2 million as of January 2, 2010 and January 3, 2009, respectively, and has been recorded as other assets and as a long-term obligation in the consolidated balance sheet.

(15) Commitments and Contingencies

  (a)    Operating leases

        The Company has operating leases for certain facilities and equipment. Future minimum rental payments under these agreements are as follows as of January 2, 2010:

(in thousands)
Years:
2010	$3,057
2011	1,092
2012	383
2013	179
2014	142
Thereafter	273

$5,126

        The Company incurred rental expense for certain facilities and equipment of $2.7 million, $2.0 million and $1.7 million, for fiscal years 2009, 2008 and 2007, respectively.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(15) Commitments and Contingencies (Continued)

        On October 1, 2004, the Company, through a subsidiary, acquired all of the outstanding common shares of Magnivision, Inc., a leading domestic designer and marketer of non-prescription reading glasses, for cash consideration of approximately $81.5 million. In connection with this acquisition, the Company assumed the lease of a distribution facility in Miramar, Florida that expires in April 2011. The initial calculation and subsequent evaluations of the lease liability are uncertain since the Company must use judgment to estimate the timing and duration of future vacancy periods and the amount and timing of potential future sublease income. When estimating these costs and their related timing, the Company considered a number of factors, which include, but are not limited to, the location and condition of the property, the specific marketplace demand and general economic conditions. In January 2007, the Company executed a sublease agreement for approximately one-half of the facility. During fiscal 2007, the Company reevaluated the leasing market due to the deteriorating real estate market conditions in the Miramar, Florida area. This resulted in a $4.4 million abandoned lease charge in connection with the continued vacancy at this facility. This charge assumes that the remaining space of this facility will remain vacant through the end of the lease term. The liability as of January 2, 2010 is $2.4 million, of which $1.5 million is included in accrued expenses and $0.9 million is included on other long-term liabilities in the consolidated balance sheets. The liability as of January 3, 2009 is $4.0 million, of which $1.5 million is included in accrued expenses and $2.5 million is included on other long-term liabilities in the consolidated balance sheets.

        Included in the future minimum rental payments as of January 2, 2010 is $2.3 million for rent related to the operating lease for the facility that was assumed in connection with the purchase of Magnivision, Inc. This amount assumes a sublease for approximately one-half of the closed Miramar, Florida facility for the remaining contractual term of the Company's underlying lease until April 2011.

  (b)    Royalties

        The Company has several agreements that require royalty payments to brand licensors based on a percentage of certain net product sales, subject to specified minimum payments.

        Future minimum royalty obligations relating to these agreements are as follows as of January 2, 2010:

(in thousands)
Years:
2010	$594
2011	571
2012	16
2013	20
2014	—
Thereafter	—

$1,201

        In addition, certain agreements require that the Company pay additional fees based on a percentage of net product sales. These fees are not subject to minimum payment obligations. In the event the Company transfers its rights under certain agreements, a transfer fee would be payable.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(15) Commitments and Contingencies (Continued)

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

(16) Share Repurchase Program

        In February 2008, the Board of Directors of the Company authorized a $12.0 million ordinary share repurchase program for a one-year period or until earlier terminated by the Board. During the fiscal year ended January 3, 2009, the Company repurchased a total of 133,788 ordinary shares for an aggregate purchase price of approximately $1.5 million. All of these purchases were made in the open market and repurchased shares were returned to the status of authorized and unissued. In February 2009, the share repurchase program was extended to February 2010; however the Company did not repurchase any shares during the fiscal year ended January 2, 2010. At January 2, 2010, the Company had approximately $10.5 million of remaining availability under the $12.0 million share repurchase program, which has since expired.

        During fiscal 2007, the Company repurchased 200,005 ordinary shares owned by a former member of management for $0.1 million. The cost was recorded as Treasury Stock.

(17) Initial Public Offering

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

(18) Related Party Transactions

        Through the date of its initial public offering, the Company was paying a quarterly fixed management fee to its largest shareholder, Berggruen Holdings North America Ltd. ("BHNA"). The amount incurred was $0.4 million for fiscal year 2007. The fee incurred is included in General and Administrative expenses in the accompanying consolidated statements of operations. The Company reimbursed BHNA approximately $19,000 during fiscal 2007 for their fees incurred in connection with their guarantee of the working capital adjustment dispute related to the Magnivision acquisition. The Company also reimbursed BHNA approximately $80,000 during fiscal 2007 for fees BHNA paid for services provided by an interim managing director for the Company's U.K. subsidiary. The Company also reimbursed BHNA approximately $65,000 in connection with the use of BHNA's private aircraft during fiscal 2007.

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(18) Related Party Transactions (Continued)

        In connection with entering into the Merger Agreement, the Company agreed to reimburse BHNA as of the consummation of the merger for up to $50,000 in legal fees incurred by it in negotiating and entering into a Support Agreement with Essilor requiring BHNA, among other things, to vote its shares in favor of the Merger.

        As of January 2, 2010 and January 3, 2009, there were no amounts due to BHNA.

(19) Enterprise-Wide Disclosures

        The Company markets its products primarily to customers in the mass merchandise retail channel. Although the Company closely monitors the creditworthiness of its customers, a substantial portion of its customers' ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. The Company maintains a credit insurance policy on its primary customers.

        Net sales to each of the Company's three largest customers, Wal-Mart Stores, Inc., Walgreen's and CVS Corporation for each segment and in total for fiscal years 2009, 2008 and 2007, respectively, as a percentage of total net sales, are indicated in the table below:

	Fiscal
	2009	2008	2007
Wal-Mart Stores, Inc.:
Non-prescription Reading Glasses	19%	24%	30%
Sunglasses	37	29	32
International Operations	14	15	16
Consolidated net sales	25	24	28
Walgreens:
Non-prescription Reading Glasses	25%	16%	17%
Sunglasses	12	18	5
Consolidated net sales	17	15	11
CVS Corporation:
Non-prescription Reading Glasses	19%	23%	21%
Sunglasses	1	—	—
Consolidated net sales	10	12	12

        These customers' accounts receivable balances represent approximately 59% and 61% of gross accounts receivable as of January 2, 2010 and January 3, 2009, respectively. No other customer accounted for 10% or more of the Company's net sales.

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(19) Enterprise-Wide Disclosures (Continued)

        Summary geographic information for net sales is as follows:

	Fiscal
	2009	2008	2007
	(in thousands)
Net sales:
United States	$228,086	$205,752	$179,579
Foreign	31,189	31,354	32,846

Total	$259,275	$237,106	$212,425

        No individual foreign country net sales were greater than 10% of total net sales. Substantially all long-lived assets are located in the United States.

(20) Segments

        The Company operates primarily in the eyewear market. The Company's three reportable segments are Non-Prescription Reading Glasses, Sunglasses and Prescription Frames and International. These segments have been determined based upon the nature of the products offered and availability of discrete financial information, and are consistent with the way the Company organizes and evaluates financial information internally for the purposes of making operating decisions and assessing performance.

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

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(20) Segments (Continued)

	Fiscal
	2009	2008	2007
	(in thousands)
Segment Net Sales
Non-prescription Reading Glasses	$128,476	$126,761	$117,862
Sunglasses and Prescription Frames	99,610	78,991	61,717
International	31,189	31,354	32,846

Total Net Sales	$259,275	$237,106	$212,425
Gross Profit
Non-prescription Reading Glasses	$79,308	$77,130	$71,103
Sunglasses and Prescription Frames	47,985	35,533	26,341
International	20,049	20,291	20,876

Total Gross Profit	$147,342	$132,954	$118,320
Segment Profits (Losses)
Non-prescription Reading Glasses	$63,376	$54,781	$49,907
Sunglasses and Prescription Frames	26,571	21,272	15,429
International	8,939	5,773	6,306
Corporate/ Unallocated expenses	(58,763)	(48,843)	(47,106)

Operating Income	$40,123	$32,983	$24,536
Depreciation
Non-prescription Reading Glasses	$4,637	$6,731	$5,600
Sunglasses and Prescription Frames	4,681	4,576	3,901
International	2,088	2,270	2,055
Corporate/ Unallocated	1,207	1,062	960

Total Depreciation	$12,613	$14,639	$12,516
Amortization of Intangibles
Non-prescription Reading Glasses	$3,653	$5,182	$6,172
Sunglasses and Prescription Frames	1,061	130	—

Total Amortization of Intangibles	$4,714	$5,312	$6,172
Identifiable Assets
Non-prescription Reading Glasses	$66,576	$71,282	$75,075
Sunglasses and Prescription Frames	69,165	72,672	16,909
International	20,777	16,095	21,373
Corporate/ Unallocated	98,114	112,966	98,498

Total Identifiable Assets	$254,632	$273,015	$211,855

FGX INTERNATIONAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements (Continued)

(21) Quarterly Results (unaudited)

	Quarter
					Year to date
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2009
Net sales	$58,890	$75,071	$60,580	$64,734	$259,275
Gross profit	31,879	40,676	35,934	38,853	147,342
Income from continuing operations before income taxes	1,377	9,947	11,143	13,329	35,796
Income from continuing operations attributable to the Company	765	6,085	6,778	7,518	21,146
Income (loss) from discontinued operations, net of tax	(1,402)	(3,164)	(78)	(9)	(4,653)
Net income attributable to Company	(637)	2,921	6,700	7,509	16,493
Per ordinary share:
Income from continuing operations
Basic	$0.04	$0.27	$0.30	$0.34	$0.96
Diluted	$0.03	$0.27	$0.30	$0.34	$0.95
Net income attibutable to the Company
Basic	$(0.03)	$0.13	$0.30	$0.34	$0.75
Diluted	$(0.03)	$0.13	$0.30	$0.34	$0.74
2008
Net sales	$55,284	$66,750	$53,295	$61,777	$237,106
Gross profit	30,745	35,477	30,900	35,832	132,954
Income from continuing operations before income taxes	4,178	6,190	4,738	11,430	26,536
Income from continuing operations attributable to the Company	2,289	3,931	3,175	6,866	16,261
Income (loss) from discontinued operations, net of tax	(102)	159	732	(32)	757
Net income attributable to Company	2,187	4,090	3,907	6,834	17,018
Per ordinary share:
Income from continuing operations
Basic	$0.10	$0.18	$0.15	$0.32	$0.76
Diluted	$0.10	$0.18	$0.15	$0.31	$0.76
Net income attibutable to the Company
Basic	$0.10	$0.19	$0.18	$0.32	$0.80
Diluted	$0.10	$0.19	$0.18	$0.31	$0.79

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
FGX International Holdings Limited:

        Under date of March 8, 2010, we reported on the consolidated balance sheets of FGX International Holdings Limited and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income, and cash flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, which are included on Form 10-K for the year ended January 2, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts and Reserves in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Providence, Rhode Island March 8, 2010	/s/ KPMG LLP

SCHEDULE II

FGX International Holdings Limited

Valuation and Qualifying Accounts and Reserves
Fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses		Charged to Other Accounts		Balance at End of Year
Valuation accounts deducted from assets to which they apply—for returns, markdowns and doubtful accounts receivable:
2009	$23,854	$38,313		$(40,492	)(2)	$21,675
2008	$14,197	$40,815	(1)	$(31,158	)(2)	$23,854
2007	$17,352	$34,753		$(37,908	)(2)	$14,197

(1)
Includes $1,156 acquired in connection with the acquisition of Dioptics Medical Products, Inc.

(2)
Represents customer credits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2010.

FGX INTERNATIONAL HOLDINGS LIMITED
By:	/s/ ALEC TAYLOR Alec Taylor Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ ALEC TAYLOR Alec Taylor	Chief Executive Officer (Principal Executive Officer), Director and authorized representative in the United States	March 8, 2010
/s/ ANTHONY DI PAOLA Anthony Di Paola	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2010
/s/ JARED BLUESTEIN Jared Bluestein	Director	March 8, 2010
/s/ ZVI EIREF Zvi Eiref	Director	March 8, 2010
/s/ ROBERT L. MCDOWELL Robert L. McDowell	Director	March 8, 2010
/s/ JENNIFER D. STEWART Jennifer D. Stewart	Director	March 8, 2010
/s/ CHARLES HINKATY Charles Hinkaty	Director	March 8, 2010
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	March 8, 2010

EXHIBIT INDEX

Number	Description	References
2.1	Stock Purchase Agreement, dated November 26, 2008, by and among Dioptics Medical Products, Inc., FGX International Inc., FGX International Holdings Limited and the shareholders of Dioptics Medical Products, Inc.	(6)
2.2	Asset Purchase Agreement, dated July 23, 2009, by and between FGX International Inc. and Crimzon Rose International, LLC	(8)
2.3	Purchase Order, dated July 23, 2009, issued by Head Link One Co., Limited to FGX International Inc.	(8)
2.4	Customer Support Agreement, dated July 23, 2009, by and between FGX International Inc. and Crimzon Rose International, LLC	(8)
2.5	Stock Purchase and Sale Agreement, dated October 28, 2009, by and among Corinne McCormack, Inc., eye-bar inc., Corinne A. McCormack and FGX International Inc.	(8)
2.6	Agreement and Plan of Merger, among Essilor International, 1234 Acquisition Sub Inc. and FGX International Holdings Limited, dated as of December 15, 2009.	(10)
3.1	Form of Amended and Restated Memorandum of Association of the Registrant.	(5)
3.2	Form of Amended and Restated Articles of Association of the Registrant.	(2)
4.1	Form of Specimen Ordinary Share Certificate.	(2)
*10.1	Amended and Restated Employment Agreement between FGX International Inc. and Alec Taylor, dated as of December 19, 2006.	(1)
*10.2	Amended and Restated Employment Agreement by and among FGX International Inc. and Steve Crellin, dated as of February 18, 2008.	(3)
*10.3	Amended and Restated Employment Agreement by and among FGX International Inc. and John H. Flynn, Jr., dated as of February 18, 2008.	(3)
*10.4	Amended and Restated 2004 Key Executive Stock Option Plan dated as of September 29, 2004.	(1)
*10.5	Form of Time-Based Vesting Incentive Stock Option Agreement under the Amended and Restated 2004 Key Employee Stock Option Plan.	(1)
*10.6	Time-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor dated as of December 15, 2005.	(1)
*10.7	Amendment to Time-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of December 20, 2006.	(1)
*10.8	Incentive Stock Option Agreement between FGX International Holdings Limited (f/k/a Envision Worldwide Holdings Limited) and Steven Crellin, dated as of October 2, 2004.	(1)
*10.9	Time-Based Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated as of December 15, 2005.	(1)
*10.10	Amendment to Incentive Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated December 20, 2006.	(1)
*10.11	Amendment to Time-Based Stock Option Agreement between FGX International Holdings Limited and Steven Crellin, dated as of December 20, 2006.	(1)

Number	Description	References
*10.12	Event-Based Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of December 15, 2005.	(1)
*10.13	Amendment to Event-Based Vesting Incentive Stock Option Agreement between FGX International Holdings Limited and Alec Taylor, dated as of November 16, 2006.	(1)
*10.14	2007 Incentive Compensation Plan.	(1)
*10.15	Form of Nonqualified Stock Option Agreement under 2007 Incentive Compensation Plan	(2)
10.16	Registration Rights Agreement between FGX International Holdings Limited and Berggruen Holdings North America Ltd., dated as of November 17, 2006.	(1)
*10.17	Form of Director and Officer Indemnification Agreement executed by Alec Taylor, John H. Flynn, Jr., Jared Bluestein, Jennifer D. Stewart, Zvi Eiref, Charles J. Hinkaty, Robert L. McDowell, Alfred J. Verrecchia, Anthony Di Paola, Steven Crellin, Jeffrey J. Giguere, Gerald Kitchen, Robert Grow, Richard Christy, Thomas Fernandes, Timothy Swartz and Mark A. Williams.	(1)
*10.18	Redemption Letter and Release Agreement between FGX International Holdings Limited and Brian Lagarto dated as of June 22, 2007.	(1)
*10.19	FGX International Inc. Single Employer Welfare Benefit Plan, effective as of January 1, 2007.	(1)
*10.20	Employment Agreement by and between FGX International Inc. and Jeffrey J. Giguere, dated as of April 9, 2007.	(1)
*10.21	Employment Agreement by and between FGX International Inc. and Anthony Di Paola, dated as of July 23, 2007.	(1)
*10.22	Indemnification Obligation Confirmation Letter (cost-sharing agreement) dated June 6, 2005.	(1)
*10.23	Employment Agreement by and between FGX International Inc. and Gerald Kitchen, dated as of August 27, 2007.	(1)
*10.24	Severance Agreement by and between FGX International Inc. and Mark Williams, dated as of May 2, 2007.	(1)
*10.25	Employment Agreement by and among FGX International Inc. and Richard W. Kornhauser, dated as of January 31, 2008.	(3)
10.26	Revolving Credit and Term Loan Agreement among FGX International Holdings Limited, a BVI business company, FGX International Limited, a BVI business company, FGX International Inc., the Borrower, SunTrust Bank, as Administrative Agent, as issuing bank and as swingline lender, and a syndicate of banks and other financial institutions, dated as of December 19, 2007.	(3)
*10.27	Summary of 2009 Cash Bonus Plan	(4)
*10.28	Amendment to the Amended and Restated Employment Agreement between FGX International Inc., Alec Taylor and FGX International Holdings Limited, dated as of December 5, 2008.	(7)
*10.29	Amendment to the Amended and Restated Employment Agreement between FGX International Inc. and Steven Crellin, dated as of December 5, 2008.	(7)
*10.30	Amendment to the Employment Agreement between FGX International Inc. and Anthony Di Paola, dated as of December 5, 2008.	(7)

Number	Description	References
*10.31	Amendment to the Amended and Restated Employment Agreement between FGX International Inc. and John H Flynn, Jr., dated as of December 5, 2008.	(7)
*10.32	Amendment to the Employment Agreement between FGX International Inc. and Jeffrey J. Giguere, dated as of December 5, 2008.	(7)
*10.33	Amendment to the Employment Agreement between FGX International Inc. and Gerald Kitchen, dated as of December 5, 2008.	(7)
*10.34	Amendment to the Employment Agreement between FGX International Inc. and Richard W. Kornhauser, dated as of December 5, 2008.	(7)
*10.35	Amendment to the Severance Agreement between FGX International Inc. and Mark Williams, dated as of December 5, 2008.	(7)
*10.36	Amended and Restated Deferred Compensation Plan, dated as of January 1, 2008.	(7)
*10.37	Form of Restricted Stock Unit Certificate under 2007 Incentive Compensation Plan	(7)
*10.38	Amendment No. 2 to the Amended and Restated Employment Agreement by and among FGX International Inc., Alec Taylor and FGX International Holdings Limited, dated as of November 6, 2009.	(10)
*10.39	Amendment No. 2 to the Amended and Restated Employment Agreement by and between John H. Flynn, Jr. and FGX International Inc., dated as of November 6, 2009.	(9)
*10.40	Amendment No. 2 to the Amended and Restated Employment Agreement by and between Steven Crellin and FGX International Inc., dated as of November 6, 2009.	(9)
*10.41	Amendment No. 2 to the Employment Agreement by and between Anthony Di Paola and FGX International Inc., dated as of November 6, 2009.	(9)
*10.42	Amendment No. 2 to the Employment Agreement by and between Jeffrey J. Giguere and FGX International Inc., dated as of November 6, 2009.	(9)
*10.43	Amendment No. 2 to the Employment Agreement by and between Gerald Kitchen and FGX International Inc., dated as of November 6, 2009.	(9)
*10.44	Amendment No. 2 to the Employment Agreement by and between Richard W. Kornhauser and FGX International Inc., dated as of November 6, 2009.	(9)
*10.45	Employment Agreement by and between Robert Grow and FGX International Inc., dated as of November 6, 2009.	(9)
*10.46	Amendment No. 3 to the Amended and Restated Employment Agreement by and among FGX International Inc., Alec Taylor and FGX International Holdings Limited, dated as of December 15, 2009.	(10)
*10.47	Amendment No. 3 to the Amended and Restated Employment Agreement by and among FGX International Inc. and John H. Flynn, Jr., dated as of December 15, 2009.	(10)
*10.48	Amendment No. 3 to the Amended and Restated Employment Agreement by and among FGX International Inc. and Anthony Di Paola, dated as of December 15, 2009.	(10)
*10.49	Amendment No. 3 to the Amended and Restated Employment Agreement by and among FGX International Inc. and Jeffrey J. Giguere, dated as of December 15, 2009.	(10)

Number	Description	References
*10.50	Amendment No. 4 to the Amended and Restated Employment Agreement by and among FGX International Inc., Alec Taylor and FGX International Holdings Limited, dated as of December 15, 2009.
*10.51	Amendment No. 4 to the Amended and Restated Employment Agreement by and among FGX International Inc. and John H. Flynn, Jr., dated as of December 15, 2009.
*10.52	Amendment No. 4 to the Amended and Restated Employment Agreement by and among FGX International Inc. and Anthony Di Paola, dated as of December 15, 2009.
*10.53	Amendment No. 4 to the Amended and Restated Employment Agreement by and among FGX International Inc. and Jeffrey J. Giguere, dated as of December 15, 2009.
*10.54	Amendment No. 3 to the Amended and Restated Employment Agreement by and between Steven Crellin and FGX International Inc., dated as of December 15, 2009.
*10.55	Amendment No. 3 to the Employment Agreement by and between Gerald Kitchen and FGX International Inc., dated as of December 15, 2009.
*10.56	Amendment No. 3 to the Employment Agreement by and between Richard W. Kornhauser and FGX International Inc., dated as of December 15, 2009.
*10.57	Amendment to the Employment Agreement by and between Robert Grow and FGX International Inc., dated as of December 15, 2009.
10.58
Letter Agreement dated as of December 22, 2009 extending a leasehold security interest deadline under the Revolving Credit and Term Loan Agreement, dated as of December 19, 2007, among FGX International Holdings Limited, FGX International Limited, FGX International Inc., SunTrust Bank, as Administrative Agent, as issuing bank and as swingline lender, and a syndicate of banks and other financial institutions.
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

(4)
Incorporated by reference to the filing of such exhibit with our Form 10-Q for the period ended April 4, 2009.

(5)
Incorporated by reference to the filing of such exhibit with our Form 8-K filed on April 9, 2008.

(6)
Incorporated by reference to the filing of such exhibit with our Form 8-K filed on November 26,, 2008.

(7)
Incorporated by reference to the filing of such exhibit with our Form 10-K for the period ended January 3, 2009.

(8)
Incorporated by reference to the filing of such exhibit with our Form 10-Q for the period ended July 4, 2009.

(9)
Incorporated by reference to the filing of such exhibit with our Form 10-Q for the period ended October 3, 2009.

(10)
Incorporated by reference to the filing of such exhibit with our Form 8-K filed on December 18, 2009.

*
Management contract or compensatory plan or arrangement.