Form 10-K/A
period 2010-01-02
FGX International Holdings LTD
filed 2010-03-23
CIK 1357227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

Or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-33760

FGX INTERNATIONAL HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Delaware	98-0475043
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

500 George Washington Highway

Smithfield, RI 02917

(Address of principal executive offices) (zip code)

(401) 231-3800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, no par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

Number of the registrant’s ordinary shares, no par value, outstanding as of March 5, 2009: 22,280,522.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K filed by FGX International Holdings Limited (“we” or the “Company”) on March 8, 2010 (the “2009 Form 10-K”) is being filed to include information required by Part III of Form 10-K. Except where a specific date is used, the information herein speaks as of the date of the Company’s 2009 Form 10-K.  After that filing, upon the closing of the Company’s acquisition by Essilor International (“Essilor”) on March 12, 2010, (i) all of the Company’s outstanding ordinary shares (“Ordinary Shares”) were converted into the right to receive $19.75 per share in cash, (ii) 1234 Acquisition Sub Inc., a wholly-owned subsidiary of Essilor (“Merger Sub”), merged into the Company (the “Merger”), (iii) the Company became a wholly-owned subsidiary of Essilor, and (iv) the members of the Company’s Board of Directors listed in Item 10 resigned and were replaced by directors designated by Essilor.  Trading in the Company’s Ordinary Shares on the Nasdaq Global Market was suspended promptly after the Merger. Following the Merger, the Company, which had been a British Virgin Islands business company, changed its domicile and became a Delaware corporation.

The Compensation Committee’s report that accompanies the Compensation Discussion and Analysis with respect to fiscal 2009 in Item 11 is the report of the members of the Committee who served during 2009 and speaks as of the date of the Company’s 2009 Form 10-K.

We have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to the 2009 Form 10-K and this Amendment No. 1 on Form 10-K/A does not reflect any events occurring after the filing of the 2009 Form 10-K on March 8, 2009.

PART III

Item 10                  Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below is a list of, and certain information about, our directors.

Name	Age	Business Experience and Other Directorships	Director Since

Alec Taylor	56

Mr. Taylor has been our Chief Executive Officer since October 2005. Before joining us, he was President and Chief Operating Officer of Chattem, Inc., a publicly traded manufacturer and marketer of health and beauty products, toiletries and dietary supplements, from January 1998 to September 2005 and a director of Chattem from 1993 to 2005. Mr. Taylor was previously an attorney with Miller and Martin in Chattanooga, Tennessee, from 1978 to January 1998. Within the past five years, Mr. Taylor has also been a director of Constar International Inc.

Mr. Taylor’s strong executive leadership before and since the Company’s initial public offering, notably his management experience, business acumen and knowledge of our customers and channels of distribution, are highly valued by the Board.

			2005

Jared Bluestein	35	Mr. Bluestein served as a director of a predecessor company of the Company, AAi.FosterGrant, Inc., beginning in April 2002. He has been the Chief Operating Officer of Berggruen Holdings Ltd., a private investment firm, since June 1996. Mr. Bluestein’s extensive investment banking and private equity portfolio company management experience, as well as his perspective as the representative of a major stockholder of the Company, have benefited the Board.	2004

Name	Age	Business Experience and Other Directorships	Director Since

Zvi Eiref	71

Mr. Eiref served as Vice President Finance and Chief Financial Officer of Church & Dwight Co., Inc., a publicly traded developer, manufacturer and marketer of household, personal care and specialty products, from 1995 to September 2006, and as its Vice President Investor Relations and M&A from September 2006 until his retirement in December 2006. From 1988 to 1995, Mr. Eiref was the Senior Vice President Finance for Chanel, Inc. Within the past five years, Mr. Eiref has also been a director of Physicians Formula Holdings, Inc. and Unigene Laboratories Inc.

Mr. Eiref has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board’s Audit Committee and is a member of the Nominating and Corporate Governance Committee, and the Board has benefited from his leadership in those areas.

			2007

Charles J. Hinkaty	60

Mr. Hinkaty was the President and Chief Executive Officer of Del Laboratories, Inc., a manufacturer and marketer of cosmetics and over the counter pharmaceuticals, from August 2005 until his retirement in January 2008. Previously, Mr. Hinkaty was the Chief Operating Officer of Del Laboratories, Inc. from January 2005 until August 2005. Prior to that, Mr. Hinkaty was Vice President of Del Laboratories, Inc., and President of its subsidiary, Del Pharmaceuticals, Inc., since 1985. Within the past five years, Mr. Hinkaty has also been a director of Del Laboratories, Inc. and Physicians Formula Holdings, Inc.

Mr. Hinkaty is an experienced business leader with the skills necessary to serve as the company’s Lead Independent Director. Mr. Hinkaty served in the Lead Independent Director role during 2009, and the Company has benefited from his perspectives and leadership. He also serves on the Audit Committee and the Compensation Committee and the Board highly values his contributions in these roles.

			2008

Robert L. McDowell	68

Mr. McDowell served as the Chairman of the Board and Chief Executive Officer of Olan Mills, Inc., a portrait photography company, from January 2005 until his retirement in December 2007, and as its President and Chief Executive Officer from 1996 until December 2004. Before that, Mr. McDowell served as the Chairman and Chief Executive Officer of Eye Care Centers of America, Inc., a retail super-optical chain, from 1993 to 1996 and Senior Vice President of Sears, Roebuck and Co., from 1989 to 1993.

Mr. McDowell brings to the Board not only extensive management and retailing expertise but also knowledge of the optical products industry. He serves as chairman of the Board’s Compensation Committee and the Board has benefited from his range of knowledge and leadership in that area, as well as from his contributions as a member of the Nominating and Corporate Governance Committee.

			2007

Jennifer D. Stewart	38	Ms. Stewart has been Managing Director of JStar Holdings since May 2009. Ms. Stewart was a Managing Director of Berggruen Holdings Ltd. from August 2005 until May 2009. Before that, Ms. Stewart was a Managing Partner of The 180	2006

Name	Age	Business Experience and Other Directorships	Director Since

Group, a private equity firm, from September 2001 to July 2005. From May 2004 to September 2004, Ms. Stewart also served as the Interim CEO of The Mexmil Company, an aviation interiors product and service provider.

Ms. Stewart’s investment banking, corporate finance and executive management experience, as well as the perspective she gained serving as the representative of a major stockholder of the Company, are highly valued by the Board.

Alfred J. Verrecchia	67

Mr. Verrecchia is Chairman of the Board of Hasbro, Inc., a publicly traded, worldwide leader in children’s and family leisure time entertainment products and services. From 2003 until his retirement in May 2008, Mr. Verrecchia was President and Chief Executive Officer of Hasbro. Prior to 2003, Mr. Verrecchia was Hasbro’s President and Chief Operating Officer. Within the past five years, Mr. Verrecchia has also been a director of CVS Corp., Iron Mountain and Old Stone Corp.

With his years of experience as both chief executive and chief operating officer at Hasbro, and his experience serving on the board of other public companies, Mr. Verrecchia brings to the Board critical insights into the executive and operational requirements of a public company and its board. Mr. Verrecchia serves as chairman of the Board’s Nominating and Corporate Governance Committee and also serves as a member of the Audit Committee and the Compensation Committee. His insights and perspectives in these roles are invaluable to the Board.

			2009

The terms of our directors expire at the next Annual Meeting of Shareholders, subject to their earlier death, resignation or removal. See “Explanatory Note” for a description of subsequent developments.

Audit Committee

The Company has a standing Audit Committee the members of which during 2009 were Messrs. Eiref (Chair), Hinkaty and Verrecchia. Mr. Eiref is an audit committee financial expert, as defined by the Securities and Exchange Commission and is independent under the criteria established by the Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons owning more than 10% of our registered equity securities to file with the Securities and Exchange Commission reports of their initial ownership and of changes in their ownership of our ordinary shares and to provide us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of copies of reports furnished to us, during fiscal 2009, our directors, officers and 10% shareholders complied with all Section 16(a) filing requirements, except that Berggruen Holdings Ltd and its affiliates filed three late reports of multiple transactions involving an aggregate of 27,600 shares.

The information regarding the Company’s executive officers and its code of ethics required by Part III, Item 10 was included in the Company’s 2009 Form 10-K.

Item 11                  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses the Company’s executive compensation program generally, with particular focus on the executive officers whose compensation for 2009 is shown in the Summary Compensation Table that follows this discussion (the “named executive officers”).

Executive Compensation Philosophy and Objectives

The primary goal of the FGX executive compensation program is to attract, motivate, retain and reward talented leaders who create long-term value for our shareholders. This goal influences the compensation elements our Compensation Committee uses and the Committee’s compensation decisions. Our executive compensation program has been designed to reward sustained financial and operating performance and leadership excellence, align the executives’ long-term interests with those of our shareholders and motivate executives to remain with the company for long and productive careers.

The key considerations affecting the determination of compensation by the Compensation Committee for the named executive officers, historically and continuing in 2009, have been:

•      Risk. The Compensation Committee seeks to provide an appropriate mix of compensation elements with a balance between current versus long-term compensation and cash versus equity compensation. Cash payments primarily reward short- to mid-term performance, and equity compensation awards encourage our named executive officers to continue to deliver results over a longer period of time and serve as a retention tool. The Compensation Committee believes that a significant portion of a named executive officer’s compensation should be at risk by being tied to Company operating performance. The primary responsibility of the Company’s executive management team is to drive the performance of the Company and create value for the Company’s shareholders. If the Company fails to achieve its financial goals, and/or if the Company’s share price does not rise, a significant portion of an executive’s total compensation package should not be realized.

•      Discretion and Judgment. Except with respect to annual cash incentive awards, which depend on the Company’s achieving a specific quantitative performance objective, the Compensation Committee does not utilize rigid formulas in determining the amount and mix of a named executive officer’s compensation. In making compensation decisions, the Compensation Committee uses discretion and judgment to evaluate a broad range of both quantitative and qualitative factors, including performance in the context of the economic environment relative to other similarly situated companies, a track record of integrity and good judgment, the vision and ability to create further growth and the ability to lead others.

•      Significance of Company Results. The Compensation Committee primarily evaluates the named executives’ contributions to the Company’s overall performance rather than focusing only on their individual business or function. The Committee believes that the named executive officers share the responsibility to support the goals and performance of the Company, as key members of the Company’s leadership team. This philosophy fosters an environment of teamwork and maximizes Company performance as a whole, as opposed to an environment of individual achievement. Although this compensation philosophy influences all of the Compensation Committee’s decisions, it is particularly applicable to annual cash incentive awards and equity compensation awards.

Benchmarking of Competitive Compensation Practices

As described in detail in the proxy statement for the 2009 Annual Meeting of Shareholders (the “2009 proxy statement”), in December 2008, the Committee’s compensation consultant, Wilson Group, compiled composite compensation data from surveys of non-durable goods companies and other companies with annual revenues substantially similar to that of the Company as well as from a peer group of similarly situated and focused publicly traded companies with which we would expect to compete for executive officer talent. For competitive benchmarking purposes, the positions of the Company’s named executive officers were compared to their counterpart positions in the composite data, and the compensation levels for comparable positions in the Wilson Group composite data were examined for guidance in analyzing the base salaries, annual cash incentive awards, equity compensation, total cash compensation and total compensation of our executive officers for 2008. The Compensation Committee did not believe that it would be beneficial to undertake the expense of renewing this analysis in 2009, so it used the Wilson Group benchmarking data in its analysis of the named executive officers’ compensation in 2009.

Analysis of Elements of Executive Compensation

A portion of the 2009 compensation of all of the named executive officers, except Mr. Kornhauser, was fixed before the Company’s 2007 initial public offering. Each of such named executive officers had previously entered into an employment agreement, the principal terms of which are described below under “Executive Compensation—Executive Employment Agreements,” and the Company’s Board of Directors and its Compensation Committee as of the date of the 2009 Form 10-K had no involvement with those aspects of their compensation.

Base Salary

Our objective for the base salary component of executive compensation is approximately the median of the marketplace where the Company compares itself to others and competes for talent. Individuals with unique critical talent may be compensated above market median (i.e., up to approximately the 75th percentile of the market). Although we do not limit our base salaries solely to predetermined percentiles of benchmarking data, we believe that utilizing base salaries in the range of the 50th to 75th percentile allows us to compete for and retain the executives we need to operate our business successfully. We further believe that the salary level should reflect the scope of responsibilities of the executive relative to others within the Company. Salary increases are based on a combination of individual performance, internal equity of pay, and the skills and competencies demonstrated by the executive.

The employment agreements of the named executive officers establish a base salary, which may be increased after the first year by the Board of Directors or a committee of the Board. Base salaries for the named executive officers are reviewed annually by the Compensation Committee to ensure that the proper amount of compensation is being paid to the named executive officers commensurate with the services they perform for us. The Compensation Committee approved increases in base salary for all the named executive officers during 2008. It also approved an increase in Mr. Crellin’s salary for 2009 due to his assuming the additional duties of President of Dioptics Medical Products, Inc., which the Company acquired in the fourth quarter of 2008. During 2009, the Compensation Committee reviewed the officers’ salaries in light of economic conditions at the time, taking into consideration the Wilson Group’s 2008 benchmarking analysis, and determined that the base salaries of the named executive officers met the Company’s compensation objectives and did not require further adjustment.

The base salaries paid to the named executive officers for 2009 are shown in the 2009 Summary Compensation Table below.

Annual Cash Incentive Awards

The Company offers an annual cash incentive award as part of executive compensation to place a portion of compensation at risk in order to incent the executive to achieve a specific Company financial performance goal. Our objective for the annual cash incentive awards is that the target cash payout should reflect the level of influence and impact that we expect an executive to have on the Company and its desired financial results. Further, if key performance goals are achieved, the annual cash incentive award payout should achieve a market competitive position (i.e., approximately the 50th percentile of the market); if the performance goal is exceeded, the payout should reflect a commensurate level of market competitiveness (i.e., approximately the 75th percentile of the market). Although we do not limit our annual cash incentive awards solely to a predetermined percentile of benchmarking data, we believe that it is essential for us to offer payout levels under our annual cash incentive program in the approximate range of the 50th to 75th percentile because the companies with which we compete for executive talent offer similar annual cash incentives. In accordance with our stated objective that the named executive officers share in the rewards that come with successful Company performance, the incentive awards for key executives are based on a common corporate performance goal as we believe that this philosophy focuses all of our executives on overall business results and ties their goals and interests to those of the Company and its shareholders.

Mr. Taylor is eligible under his employment agreement to receive a bonus of 50% of his base salary if the Company meets or exceeds the annual performance goals set by the Compensation Committee. He is also eligible to receive, in the discretion of the Compensation Committee, an additional bonus of up to 50% of his base salary if the Company exceeds those goals. In addition, each of Messrs. Flynn, Crellin, Di Paola and Kornhauser were eligible to receive a target annual cash bonus in an amount equal to 50% of the base salary paid to him in 2009. Actual bonuses under the 2009 Cash Bonus Plan were payable based upon our achievement of certain earnings per share (“EPS”) as adjusted for certain items that occurred outside the ordinary course of the Company’s business (“adjusted EPS”). The Compensation Committee originally set an EPS target under the 2009 Cash Bonus Plan of $1.03, which was adjusted by the Compensation Committee to $0.99 (“EPS Target”) after the sale of our costume jewelry business in July 2009. Achievement of adjusted EPS equal to the EPS Target would produce a bonus payout equal to 50% of the named executive officer’s base salary, while achievement of adjusted EPS of between 95% and 105% of the EPS Target would produce a commensurate reduction or increase in the bonus payouts. Achievement of adjusted EPS of 90% to 94.9% of the EPS Target would produce a reduction in the bonus payout equivalent to three-tenths of a percent for each corresponding one-tenth of a percent decrease in adjusted EPS. Achievement of adjusted EPS of 105.1% to 120% of the EPS Target would produce an increase in the bonus payout equivalent to two-tenths of a percent for each corresponding one-tenth of a percent increase in adjusted EPS. No bonus payout could be made for achievement of EPS below 90% of the EPS Target, unless authorized by the Compensation Committee, and the bonus payout to any officer was capped at 135% of his target bonus amount.

The Compensation Committee selected adjusted EPS as a measure of performance because it is a key metric in our measurement of the Company’s financial performance and is closely aligned with the interests of our shareholders. The Committee believed that the use of the adjusted EPS performance criterion adequately reflects the quantitative performance of both the executive officers and the Company as a whole. The Company’s adjusted EPS ($1.03, after adding back $0.08 per share in costs related to the pending acquisition of the Company by Essilor from as-reported EPS of $0.95) exceeded the EPS Target for 2009. Accordingly, the named executive officers and all other employees participating in the 2009 Cash Bonus Plan received bonuses of approximately 104% of their target bonus amounts. The attainment of the 2009 Cash Bonus Plan EPS Target and calculation of the excess amount were reviewed and approved by the Compensation Committee after the end of 2009.

The annual cash incentive award paid to each named executive officer for 2009 is shown in the 2009 Summary Compensation Table below.

Equity Compensation

Our objective for equity compensation is to motivate executives to make decisions that focus on the long-term growth of the Company and thereby increase shareholder value and to attract and retain an appropriate caliber of talent. We also recognize that long-term equity incentives are almost universally provided at other public companies with which we compete for talent. The level of an executive’s equity awards should be based on the degree to which a particular position is able to impact the long-term market value of the Company. In addition, the type of equity ownership should be meaningful, tax effective and consistent with the executive’s role. The amount of equity awards should also be consistent with desirable market practices and shareholder interests.

In December 2008, our Compensation Committee made equity incentive awards to our named executive officers as described in the 2009 proxy statement, intending to initiate a regular annual process of considering equity incentive awards to our executive officers, including the named executive officers, and other key employees, which is a common practice at other public companies with whom we compete for executive talent. However, in light of our pending acquisition by Essilor, the Committee did not make any equity incentive awards to our named executive officers in 2009.

Deferred Compensation Plan

The Company maintains a deferred compensation plan (“Deferred Compensation Plan”), contributions to which are not tax-qualified. The purpose of the Deferred Compensation Plan is to permit key employees whose annual salary equals or exceeds $100,000, including the named executive officers, to elect to defer all or a portion of their base salary to be received from us until the earliest of the following to occur: (a) the termination of his or her employment with us, (b) his or her death, (c) his or her disability or (d) the date of a change in control in the Company’s ownership or management (as defined in the Deferred Compensation Plan). The Company makes a matching contribution of 25% of the first 6% of an employee’s enrollment-date base salary. In addition to the elective deferrals described above, the Company may make a discretionary employer contribution to participants. Any such contribution would be determined by the Compensation Committee in its discretion and would be subject to a six-year graduated vesting schedule. The individual amounts contributed for each participant on a discretionary basis, if any, may vary from participant to participant, and from year to year. All elective deferrals, matching contributions and discretionary employer contributions are invested in variable life insurance policies, which policies have investment sub-accounts. Participants may select from a variety of mutual fund investment alternatives for their investment sub-accounts. Overall investment return for participants is dependent upon the performance of each participant’s selected investment alternatives. Under the terms of the Deferred Compensation Plan, the Company will be required to pay out amounts to a participant based upon the investment alternatives selected by the participant. All amounts contributed to the Deferred Compensation Plan, including the participant elective deferrals and the discretionary employer contributions, are placed in a grantor rabbi trust and, thus, all such amounts remain subject to the claims of our creditors in the event the Company becomes bankrupt or insolvent.

The Company did not make any discretionary employer contributions for the accounts of the named executive officers for 2009. Employee contributions by the named executive officers and Company matching contributions are quantified in the Non-Qualified Deferred Compensation Plan Transactions table below.

Other Benefits

The Company provides each named executive officer with certain other benefits, including without limitation, an automobile allowance and life insurance. The Company has determined that these benefits are typically provided to senior executives of similar consumer products companies and, accordingly, we believe they are necessary to attract and retain executive talent. These benefits are described beneath the 2009 Summary Compensation Table below.

Change in Control and Severance Protections

The Company believes that severance protections, particularly in the context of a change in control, are consistent with competitive practices. The Company believes these provisions are important motivational and retention tools because, in a time of company growth and opportunity, increased consolidation in our industry, and increased competition for executive talent, they provide a measure of earnings security by offering income protection in the form of severance and continued benefits if the executive is terminated without cause or in connection with a change in control of the Company. This is particularly so for executive-level positions for which the opportunities are typically more limited and the job search lead time longer. In addition, the agreements benefit the Company by enabling executives to remain focused on the Company’s business in uncertain times without the distraction of potential job loss. Accordingly, the named executive officers’ employment agreements provide for payments of severance compensation and acceleration of vesting of equity awards upon termination of employment in certain circumstances or in the event of a change in control of the Company.

The severance provisions contained in the employment agreements for our named executive officers vary from executive to executive and were determined in connection with the negotiation of each executive’s employment agreement. After a review of industry survey data provided by Wilson Group, in November 2009 our Compensation Committee amended certain of the executive officer employment agreements to bring them up to industry standards. The amendments increased the multiple of base salary and annual target bonus to be paid as severance in connection with a qualifying termination of employment, whether occurring prior to or after a change in control (the “Multiple”), to 2.0 for Mr. Taylor and to 1.5 for Messrs. Di Paola, Crellin and Kornhauser. Mr. Flynn’s Multiple was not increased because his Multiple (2.0) was deemed to be within industry standards. The agreements with Messrs. Taylor, Flynn, and Di Paola also were amended in December 2009 as part of the negotiations related to the Company’s acquisition by Essilor in order to facilitate post-closing transition and to maintain business continuity. The details of the arrangements with the named executive officers, including the 2009 amendments, are described below under “Potential Payments upon Termination of Employment or Change in Control.”

Tax and Accounting Treatment

Before determining the compensation package or an award of stock options or other compensation for a named executive officer, our Compensation Committee takes into account the impact of the accounting and tax treatments of the compensation package or award. Section 162(m) of the Internal Revenue Code may prohibit us from taking a tax deduction for certain compensation paid in excess of $1,000,000 to our CEO and other most highly compensated employees. However, qualifying performance-based compensation is exempt from the deduction limit provided certain requirements are met. In addition, we are presently in a post-IPO transition period during which awards pursuant to our 2007 Incentive Compensation Plan are exempt.

Other Actions

In late December 2009, the Compensation Committee approved the following arrangements for Mr. Taylor in order to avoid certain anticipated materially adverse tax consequences to the Company and to Mr. Taylor under Sections 280G and 4999 of the Internal Revenue Code in connection with the Merger: (i) payment of a portion of Mr. Taylor’s anticipated bonus for fiscal 2009 under the Company’s previously-announced 2009 Cash Bonus Plan in the amount of $240,000 was accelerated and paid prior to December 31, 2009 from an original anticipated payment date in February 2010; (ii) vesting of 16,667 restricted stock units (“RSUs”) held by Mr. Taylor was accelerated to December 29, 2009 from their original December 3, 2010 and December 3, 2011 vesting dates; and (iii) Mr. Taylor was paid in December 2009 a special cash bonus of $38,688. At the same time, and also for Sections 280G and 4999 planning purposes, Mr. Taylor exercised 400,000 non-qualified options.  The special bonus was paid to compensate him for foregoing the Merger consideration for shares that the Company did not issue in these transactions for tax withholding purposes and to pay the exercise price of the options, and was calculated based on the difference between the market value of the Company’s ordinary shares on the accelerated vesting date of such RSUs and/or the exercise date of the stock options and the price per share payable to the Company’s shareholders in the Merger.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the 2009 Form 10-K on Form 10-K/A.

By the Compensation Committee,

Robert L. McDowell, Chair

Charles J. Hinkaty

Alfred J. Verrecchia

2009 Summary Compensation Table

The following table sets forth the compensation paid for fiscal years 2007, 2008 and 2009 to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers during fiscal 2009.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Alec Taylor	2009	535,000	38,688	(5)	—	—	278,200	20,463	872,351
Chief Executive Officer	2008	528,750	—		268,000	313,296	267,053	60,708	1,437,807
	2007	481,923	—		—	—	288,122	19,977	790,022

John H. Flynn, Jr.	2009	416,200	—		—	—	216,424	19,035	651,659
President	2008	415,892	—		160,800	579,810	210,052	19,457	1,386,011
	2007	395,693	—		—	—	233,405	18,699	647,797

Anthony Di Paola(6)	2009	296,400	—		—	—	154,128	12,734	463,262
Executive Vice President, Chief Financial Officer and Treasurer	2008	296,181	—		64,320	78,324	149,591	13,038	601,454
	2007	120,577	125,000	(6)	—	961,888	75,631	5,932	1,289,028

Steven Crellin	2009	384,603	50,000	(7)	—	—	199,993	91,506	726,102
Executive Vice President, Sales; President, Dioptics Medical Products, Inc.	2008	350,304	—		64,320	366,324	176,926	18,385	976,259
	2007	325,559	—		—	—	192,881	18,467	536,907

Richard W. Kornhauser(8)	2009	250,000	—		—	—	130,000	12,065	392,065
Executive Vice President and Chief Marketing Officer	2008	235,577	25,000	(8)	48,240	342,827	118,981	53,570	824,195

(1)           See discussion of “Executive Employment Agreements” below.

(2)           The amounts shown represent the aggregate grant-date fair value of the restricted stock units or options, respectively, granted during the respective year, determined using assumptions described in the “Incentive Stock Plan” footnote to our audited financial statements for the fiscal year.

(3)           The amounts shown are payments under our cash bonus plans for the respective year. The amounts for fiscal 2009 were determined as described under “Annual Cash Incentive Awards” in the Compensation Discussion & Analysis above.

(4)           The amounts shown in this column for fiscal 2009 are detailed in the “All Other Compensation” table below.

(5)           This bonus was paid on December 29, 2009 to compensate Mr. Taylor for foregoing stock gains that he would have realized upon the Company’s acquisition by Essilor in order to avoid anticipated material adverse tax consequences to the Company under Sections 280G and 4999 of the Internal Revenue Code in connection with the acquisition.

(6)                                  Mr. Di Paola commenced employment in July 2007. Under the terms of his employment agreement, he received in February 2008 a one-time cash bonus of $125,000 to compensate him for forgone compensation from his previous employer.

(7)                                  This achievement bonus was paid for Mr. Crellin’s services related to the successful integration of Dioptics Medical Products, Inc.

(8)                                  Mr. Kornhauser commenced employment in January 2008. Under the terms of his employment agreement, he received an aggregate cash supplemental bonus of $25,000 in two equal payments made in March 2008 and June 2008.

All Other Compensation

The amounts shown in the “All Other Compensation” column above for fiscal 2009 include the following:

Name	Automobile Allowance($)	Matching Company Contributions Under Deferred Compensation Plan($)	Insurance Premiums($)(1)	Relocation($)
Alec Taylor	12,000	7,125	1,338	—
John H. Flynn, Jr.	11,400	6,297	1,338	—
Anthony Di Paola	11,400	—	1,334	—
Steven Crellin	11,400	—	1,338	78,768	(2)
Richard W. Kornhauser	10,800	—	1,265	—

(1)                                  Represents life, accidental death and dismemberment and long-term disability insurance premiums paid by us for the executive’s benefit.

(2)                                  Represents relocation costs and temporary living expenses paid in connection with Mr. Crellin’s temporary relocation to California to serve as President of Dioptics Medical Products, Inc.

Grants of Plan-Based Awards for 2009

The following table sets forth grants of plan-based awards granted with respect to fiscal 2009 to our named executive officers.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)
Name	Threshold	Target	Maximum
Alec Taylor	240,750	267,500	361,125
John H. Flynn, Jr.	187,290	208,100	280,935
Anthony Di Paola	133,380	148,200	200,070
Steven Crellin	173,071	192,301	259,607
Richard W. Kornhauser	112,500	125,000	168,750

The awards shown in this table were made under the 2009 Cash Bonus Plan and are further described in the “Annual Cash Incentive Awards” section of the Compensation Discussion and Analysis above. The threshold, target and maximum values were calculated by multiplying 90%, 100% and 135%, respectively, by the executive’s bonus target (50%), and multiplying the resulting percentage by the amount of base salary paid to the executive during 2009. The actual amounts paid to each executive for fiscal 2009 are disclosed in the “Non-Equity Incentive Plan Compensation” column in the 2009 Summary Compensation Table above.

Outstanding Equity Awards at Year-End 2009

The following table provides information about equity awards held by our named executive officers as of the end of fiscal 2009.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options(#)			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)
Name	Exercisable	Unexercisable		(#)		($)	Date	(#)		($)
Alec Taylor	80,577	—				10.11	12/15/15
	—	—		320,385	(2)	10.11	12/15/15
	26,666	53,334	(3)			10.72	12/3/18

John H. Flynn, Jr.	35,671	—				0.38	9/29/14
	33,333	66,667	(4)			10.54	1/30/18
	16,666	33,334	(3)			10.72	12/3/18
								10,000	(6)	195,900

Anthony Di Paola	106,521	53,261	(5)			16.00	10/24/17
	6,666	13,334	(3)			10.72	12/3/18
								4,000	(6)	78,360

Steven Crellin	52,936	—				6.14	10/2/14
	141,705	—				8.63	12/15/15
	25,000	50,000	(4)			10.54	1/30/18
	6,666	13,334	(3)			10.72	12/3/18
								4,000	(6)	78,360

Richard W. Kornhauser	25,000	50,000	(4)			10.54	1/30/18
	4,666	9,334	(3)			10.72	12/3/18
								3,000	(6)	58,770

(1)                               Based on the closing sale price of our Ordinary Shares on December 31, 2009 ($19.59).

(2)                               Pursuant to Mr. Taylor’s employment agreement, 160,192 of these event-based options would become exercisable upon our having a market capitalization for 30 consecutive trading days equal to or greater than $1.0 billion, and the remaining 160,193 of these event-based options would become exercisable upon our having a market capitalization for 30 consecutive trading days equal to or greater than $1.5 billion.

(3)                               These options would vest in equal installments on each of December 3, 2010 and 2011.

(4)                               Half of these options vested on January 30, 2010 and the remainder would vest on January 30, 2011.

(5)                               These options would vest on October 24, 2010.

(6)                               These RSUs would vest in equal installments on each of December 3, 2010 and 2011.

All unvested options and RSUs listed in the table above vested in full upon the March 12, 2010 closing of our acquisition by Essilor, which was a Change in Control of the Company, as defined in the 2007 Incentive Compensation Plan. If we had paid dividends on our ordinary shares during the vesting period of an RSU, the holder would have received dividend equivalent payments.

Option Exercises and Stock Vested During 2009

The following table shows the value realized by our named executive officers upon option exercises and vesting of restricted stock units during fiscal 2009.

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)		Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)

Alec Taylor	400,000	3,804,000	(2)	25,000	471,251

John H. Flynn, Jr.	—	—		5,000	86,550

Anthony Di Paola	—	—		2,000	34,620

Steven Crellin	—	—		2,000	34,620

Richard W. Kornhauser	—	—		1,500	25,965

(1)                                  Determined by multiplying the number of shares underlying the vested restricted stock units by the closing sale price of our Ordinary Shares on the respective vesting date.

(2)                                  Determined by subtracting the aggregate exercise price of the exercised options from the aggregate value of the shares underlying the exercised options, based on the closing sale price of our Ordinary Shares on the exercise date.

Non-Qualified Deferred Compensation Plan Transactions in 2009

The following table sets forth contributions by the named executive officers and us to our Deferred Compensation Plan, as well as earnings on the officers’ contributions, for fiscal 2009.

Name	Executive Contributions in Last Fiscal Year($)(1)	Matching Company Contributions in Last Fiscal Year($)(2)	Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last Fiscal Year End($)(3)
Alec Taylor	47,500	7,125	31,098	—	157,254
John H. Flynn, Jr.	25,000	6,297	14,355	—	83,837

(1)                               The amounts reported in this column are included for fiscal 2009 in the “Salary” column of the 2009 Summary Compensation Table.

(2)                               The amounts reported in this column are reported for fiscal 2009 in the “All Other Compensation” column of the 2009 Summary Compensation Table.

(3)                               None of the amounts reported in this column were previously reported in Summary Compensation Tables for fiscal years before 2007.

A description of the Deferred Compensation Plan is contained above in “Compensation Discussion and Analysis—Analysis of Elements of Executive Compensation —Deferred Compensation Plan” .

Executive Employment Agreements

We have an employment agreement with each of our named executive officers that sets forth the principal terms of the executive’s employment arrangements, including among other things, the executive’s salary, eligibility for incentive cash bonuses and benefits. Under his employment agreement, each named executive officer is entitled to receive a minimum base salary payable on commencement of employment that is subject to increase by the Compensation Committee in its discretion. In addition, each named executive officer is eligible to receive an annual cash incentive bonus as determined by our Compensation Committee in its discretion. Each named executive officer also may receive certain compensation and benefits under his agreement when his employment terminates or in connection with a change in control of the Company. Such compensation and benefits as of the end of fiscal 2009 are described below in “Potential Payments upon Termination of Employment or Change in Control.”  The first part of the discussion addresses the compensation and benefits that would be payable assuming that the Merger did not occur.  In December 2009, in connection with the Company’s execution of an Agreement and Plan of Merger dated as of December 15, 2009 with Essilor and Merger Sub (the “Merger Agreement”) providing for the Company’s acquisition by Essilor, we further amended these employment agreements. These amendments, which would be effective only if the Merger were completed, are described below in “Amendments to Employment Agreements in Connection with the Merger”.  All agreements continue until terminated by either party, except for Messrs. Taylor’s and Crellin’s agreements, which renew automatically for successive one-year terms unless the executives or the Company elect not to renew them.

These employment agreements also provide for certain other benefits. Each named executive officer is entitled to receive life insurance up to a maximum amount of twice his base salary and an aggregate maximum benefit of $400,000. Each executive is entitled to a monthly automobile allowance, which is set either contractually or by the Company. In fiscal 2009, the named executive officers received monthly automobile allowances ranging between $900 and $1000. Each named executive officer except Mr. Flynn is entitled to recover attorneys’ fees from us if he prevails in a legal action to enforce provisions of his employment agreement.

Mr. Taylor’s employment agreement also sets forth the vesting terms for the stock options he was granted upon commencement of his employment, as described in the Outstanding Equity Awards at Year-End 2009 table above.

Potential Payments upon Termination of Employment or Change in Control

The executive employment agreements described above entitle our named executive officers to certain compensation and benefits in the following circumstances: termination of an executive’s employment by the Company without “cause” or a termination by the executive for “good reason,” and termination by the Company following a change in control.

“Cause” for termination of an executive’s employment by the Company is defined differently in the respective agreements but generally includes any of (a) the executive’s conviction for a crime involving fraud or moral turpitude; (b) the executive’s deliberate dishonesty or willful misconduct with respect to the Company or its subsidiaries or affiliates; or (c) the executive’s refusal to follow the Chief Executive Officer’s reasonable and lawful written instructions with respect to the services to be rendered and the manner of rendering such services by the executive, or similar circumstances.

Termination of employment by the executive officer for “good reason” may occur in different circumstances under the respective agreements but generally may result from any of (a) the Company materially reducing or materially adversely changing the executive’s authority, duties, responsibilities or reporting structure; (b) the Company materially reducing the executive’s base salary or otherwise materially breaching the agreement; or (c) a relocation of the Company’s principal executive offices to a location more than 50 miles from their current location, or the Company’s requiring the executive to be based anywhere other than the Company’s principal executive offices, or similar circumstances. Any proposed termination of employment by the executive is presumed to be other than for good reason unless (x) the executive first provides written notice to the Company within ninety (90) days following the initial existence of the purported good reason condition, (y) the Company has been provided a period of thirty (30) days after receipt of the executive’s notice during which to cure, rescind or otherwise remedy the actions, events or circumstances described in such notice, and (z) the executive’s termination of employment occurs within two years following the initial existence of the purported good reason condition. The definition of “good reason” in the executive employment agreements was amended in December 2008 to comply with the deferred compensation regulations issued under Internal Revenue Code Section 409A.

A “change in control” of the Company generally is defined for purposes of these employment agreements as (a) a “takeover transaction” (see definition below); (b) the election of directors of the Company (whether by the directors then in office or by the shareholders at a meeting or by written consent), after which a majority of the directors in office are individuals who were not nominated by a vote of two-thirds of the members of the Board of Directors immediately preceding such election; or (c) the Company’s effectuating a complete liquidation of the Company or a sale or disposition of all or substantially all of its assets. A “change in control” shall not be deemed to include the recapitalization of the Company or any transactions related thereto, consummated on or before the employment agreement’s effective date. A “takeover transaction” means (a) a merger or consolidation of the Company with any other person, other than a merger or consolidation in which the individuals who were members of the Board of Directors of the Company immediately before such transaction continue to constitute a majority of the Board of Directors of the surviving corporation or its parent for a period of not less than 12 months following the closing of such transaction, or (b) when any person or group becomes after the date hereof the “beneficial owner” of securities of the Company representing more than 50% of the total number of votes that may be cast for the election of directors of the Company, as applicable, excluding (i) certain types of institutional investor that acquire shares in the ordinary course of business for the accounts of others without the purpose or effect of changing or influencing control of the Company, (ii) any underwriter temporarily holding securities pursuant to an offering of such securities, and (iii) any corporation owned, directly or indirectly, by the Company’s shareholders in substantially the same proportions as their ownership of the Company’s shares.

Termination by the Company without Cause or Termination by the Executive for Good Reason

Payments and Benefits

If the Company terminates the employment of either of Messrs. Flynn or Taylor without cause or he terminates his employment for good reason, he would receive monthly payments equal to one-twelfth of his current salary and one-twelfth of his annual target bonus amount for the year of termination, as well as continued health and other benefits, over a two-year period. Each of Messrs. Di Paola, Crellin and Kornhauser would be eligible to receive monthly payments equal to one-twelfth of his current salary and one-twelfth his annual target bonus amount for the year of termination, as well as continued health and other benefits, for an eighteen-month period.

Change in Control

Payments and Benefits

If any of Messrs. Di Paola, Crellin or Kornhauser terminates his employment for good reason, or the Company terminates his employment without cause, within six months before, in anticipation of, or 12 months after a change in control, he would receive a lump sum payment equal to one and one-half times the sum of his annual base salary and annual target bonus amount for the year of termination. In the same circumstances, Messrs. Taylor and Flynn would each receive a lump sum equal to twice the sum of his annual base salary and bonus. Each of these executives would also be entitled to a continuation of all health, life, disability, fringe and other benefits he was receiving on the last day of his employment until the earlier of eighteen months from the date of termination (two years, in the case of Messrs. Taylor and Flynn) or the time when he obtains comparable benefits from another source. If the executive is entitled to a change in control payment, he would not have any rights to receive any severance payments or benefits under the severance provisions of the employment agreement. If we terminate the executive’s employment within six months before the change in control and the executive received severance payments pursuant to the employment agreement, any amounts so paid by us to him would be deducted from any change in control payment otherwise payable to him pursuant to his employment agreement.

Treatment of Options and RSUs

Under the terms of their employment agreements or the respective option and restricted stock unit agreements, upon a change in control or upon termination of employment without cause within six months before, and in anticipation of, a change in control, all time-based vesting options and all RSUs granted to Messrs. Taylor, Crellin, Flynn, Di Paola and Kornhauser under our 2007 Incentive Compensation Plan would become fully vested and exercisable.

Amendments to Employment Agreements in Connection with the Merger

During negotiation of the Merger Agreement, Essilor requested that each of Messrs. Taylor, Flynn and Di Paola execute an amendment to his employment agreement with the Company. The terms of these amendments were negotiated in connection with the execution of the Merger Agreement and were executed on December 15, 2009. These amendments became effective on December 15, 2009, but would be of no effect if the Merger Agreement is terminated before the completion of the Merger. Each of these amendments provides for payment of a retention bonus equal to the cash severance, or change in control payment, that would have been paid to the executive if his employment had been terminated by the Company without cause on the date the Merger is completed. Under these amendments, each of Messrs. Taylor and Flynn would be entitled to his aggregate retention payment on the second anniversary of the completion of the Merger, and Mr. Di Paola would be entitled to an amount equal to 30% of his aggregate retention payment on the first anniversary of the completion of the Merger, and the remainder (i.e., 70%) of his aggregate retention payment on the second anniversary of the completion of the Merger, in each case, if he continued to be employed by us on such dates (“Retention Payments”). Under the amendments, if, prior to the scheduled payment date of the Retention Payments, the executive’s employment is terminated (a) by us without “cause,” (b) by the executive for “good reason” (each term as defined in the executive’s employment agreement) or (c) by reason of the executive’s death or disability, the executive would be entitled to receive any then-unpaid portion of the retention payment, and the executive would also be entitled to continuation of welfare benefits for two years (in the case of Messrs. Taylor and Flynn) or 18 months (in the case of Mr. Di Paola). In addition, each executive would be entitled to the continued welfare benefits as described above following any termination of employment following the second anniversary of the completion of the Merger.

Additionally, we have entered into an amendment to the employment agreement with Mr. Kornhauser to provide that he would be eligible for his change in control payment upon a qualifying termination occurring six months prior and in anticipation of, or within two years following, a change in control of the Company. Completion of the Merger would constitute a change in control for purposes of this agreement.

The approximate cash payment that could become payable under the amended employment agreements, whether paid as a Retention Payment or as severance pay, with respect to each of our named executive officers, is as follows: Mr. Taylor, $1,605,000; Mr. Flynn, $1,248,600; Mr. Di Paola, $666,900; Mr. Crellin, $865,357; and Mr. Kornhauser, $562,500.

Tax Code Limitations

If any named executive officer is entitled to any payment (under the employment agreement or otherwise) during the six-month period beginning on the date his employment agreement is terminated that would be subject to an additional tax imposed under Section 409A of the Internal Revenue Code, the payment will not be made to him during the six-month period. Instead, the payment will be made at the earlier of the six-month anniversary of the termination date or his death or disability. In addition, their employment agreements provide that any change in control payments made to them would be limited to 2.99 times their “base amount” so that they could not receive “excess parachute payments” (both such terms as defined in Section 280G of the Internal Revenue Code) if (and only if) they would thereby receive a larger after-tax benefit than they would have received if such payments were not reduced.

Non-Competition; Non-Solicitation; Non-Disparagement; Release

All named executive officers have agreed in their employment agreements to refrain from engaging in certain activities that are competitive with us and our business during their employment and for the following varying periods thereafter: 24 months for Mr. Flynn; 18 months for Messrs. Taylor and Crellin; and 12 months for Messrs. Di Paola and Kornhauser. With respect to Messrs. Crellin and Di Paola, if a majority of our issued and outstanding ordinary shares is owned directly or indirectly by Berggruen Holdings North America Ltd. (“BHNA”) or one or more of its affiliates is on our Board (or any entity owning a majority of our issued and outstanding shares, whether directly or indirectly), we will have the right to extend his non-compete period by six months by notifying him before his original non-compete term expires.

Messrs. Taylor, Flynn, and Crellin are subject to a confidentiality provision and Messrs. Taylor and Crellin are subject to a non-disparagement provision. In addition, Messrs. Taylor and Crellin are subject to a non-solicitation provision for 18 months after termination of their employment. Under the non-solicitation provision, Messrs. Taylor and Crellin agree not to, directly or indirectly, solicit, attempt to influence or interfere with the employment of any individual who was employed by us or our affiliates during the preceding 12-month period or interfere with any existing business relationship between us and any customer, vendor or third party. All of our executive officers are required to execute a release before they may receive their severance payments.

The following table details the potential payments and benefits to which each named executive officer would have been entitled upon termination of his employment for any reason or a change in control, calculated as if each such event had occurred on the last day of our most recent fiscal year, January 2, 2010 (giving effect to the December 15, 2009 amendments as applicable). The amounts shown in the table below do not include compensation and benefits that are available generally to all salaried employees on a nondiscriminatory basis and are in addition to amounts each named executive officer earned or accrued prior to the triggering events, including accrued salaries and bonuses and previously vested stock options. Accordingly, the amounts generally reflect only the additional compensation or benefits that the named executive officers would have received upon the occurrence of the triggering events.

Name	Termination Scenario	Severance ($)		Stock Options ($)(2)	Restricted Stock Units ($)(3)	Benefits ($)(4)	Total ($)
Alec Taylor	Without Cause / For Good Reason	1,605,000		473,073	—	59,748	2,137,821
	Death or Disability	—		—	—	—	—
	Change in Control	1,605,000	(1)	473,073	—	59,748	2,137,821

John H. Flynn, Jr.	Without Cause / For Good Reason	1,248,600		899,009	195,900	58,548	2,402,057
	Death or Disability	—		—	—	—	—
	Change in Control	1,248,600	(1)	899,009	195,900	58,548	2,402,057

Anthony Di Paola	Without Cause / For Good Reason	666,900		309,480	78,360	43,905	1,098,645
	Death or Disability	—		—	—	—	—
	Change in Control	666,900	(1)	309,480	78,360	43,905	1,098,645

Steven Crellin	Without Cause / For Good Reason	865,357		570,773	78,360	43,911	1,558,401
	Death or Disability	—		—	—	—	—
	Change in Control	865,357		570,773	78,360	43,911	1,558,401

Richard W. Kornhauser	Without Cause / For Good Reason	562,500		535,293	58,770	42,902	1,199,465
	Death or Disability	—		—	—	—	—
	Change in Control	562,500		535,293	58,770	42,902	1,199,465

(1)                                  If the Merger were completed, this amount would be paid to the named executive officer in the form of Retention Payments, as described above in “Amendments to Employment Agreements in Connection with the Merger”.

(2)                                  The amounts stated reflect the aggregate intrinsic value of unvested stock options that would have accelerated and become exercisable on January 2, 2010. Intrinsic value of each stock option is equal to the difference between the closing sale price ($19.59) of the Company’s Ordinary Shares on December 31, 2009 (the last trading day of our last fiscal year) and the exercise price of the stock option. The compensation charge taken for accounting purposes may differ from the intrinsic values disclosed in this column.

(3)                                  The amounts stated reflect the aggregate intrinsic value of unvested restricted stock units that would have accelerated and become exercisable on January 2, 2010. Intrinsic value of each restricted stock unit is equal to the closing sale price ($19.59) of the Company’s Ordinary Shares on December 31,

2009. The compensation charge taken for accounting purposes may differ from the intrinsic values disclosed in this column.

(4)                                  Benefits include continued health, life, long-term disability and accidental death and dismemberment insurance, and an automobile allowance for all named executive officers for the applicable period.

Non-Employee Director Compensation

Non-employee directors receive (i) a base annual retainer of $25,000, (ii) a fee of $1,000 for attendance at each board meeting and (iii) a fee of $1,000 for attendance at each committee meeting of which they are members. The chair of the Audit Committee receives an additional annual retainer of $5,000, the chair of the Compensation Committee receives an additional annual retainer of $3,000, and the chair of the Nominating and Corporate Governance Committee receives an additional annual retainer of $2,000.  The Lead Independent Director receives an additional annual retainer of $7,500. In addition, each non-employee director receives on the date of each Annual Meeting of Shareholders a grant of (i) options to purchase 1,250 Ordinary Shares and (ii) 1,250 restricted stock units, and new directors receive a grant of options to purchase 10,000 Ordinary Shares upon joining the Board.  All options granted to non-employee directors have an exercise price equal to the closing market price of our Ordinary Shares on the grant date and a term of ten years and vest in three equal annual installments, provided the optionee is still a director on the respective vesting date.  We reimburse non-employee directors for reasonable expenses incurred to attend meetings of the Board of Directors and committees. Directors who are our employees receive no compensation for their services as director. See “Explanatory Note” for a description of subsequent developments.

The following table shows the compensation paid to each of our non-employee directors with respect to fiscal 2009.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)

Jared Bluestein	40,000	15,700	5,921	61,621

Zvi Eiref	64,000	15,700	5,921	85,621

Charles J. Hinkaty	59,875	15,700	5,921	81,496

Robert L. McDowell	63,000	15,700	5,921	84,621

Jennifer D. Stewart	40,000	15,700	5,921	61,621

Alfred J. Verrecchia	41,750	15,700	42,823	100,273

(1)                                  The amounts shown represent the aggregate grant-date fair value of the restricted stock units and options, respectively, granted on May 20, 2009, determined as described in the “Incentive Stock Plan” footnote to our audited financial statements for fiscal 2009; provided that the amount shown in the Option Awards column for Mr. Verrecchia also includes the grant date fair value ($36,902) of the options he received upon becoming a director on February 23, 2009.

(2)                                  As of the end of fiscal 2009, each of the non-employee directors held 1,250 restricted stock units, Messrs. Bluestein, Eiref, and McDowell and Ms. Stewart each held 12,250 outstanding options, and Messrs. Hinkaty and Verrecchia each held 11,250 outstanding options.

Item 12                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our ordinary shares beneficially owned as of March 5, 2010 by (i) each person or group who is known by us to own beneficially more than 5% of our ordinary shares, (ii) each member of our Board of Directors and each of the executive officers named in the Summary Compensation Table in Item 11 and (iii) all directors and executive officers as a group. The number of shares beneficially owned by each person or group includes shares that such person or group had the right to acquire on or within 60 days after March 5, 2010, including upon the exercise of a stock option or the vesting of restricted stock units. The percentage ownership of each person and group was calculated using as a denominator the total number of shares outstanding on March 5, 2010 (22,280,522), plus the number of shares that such person or group had the right to acquire on or within 60 days after March 5, 2010. Unless otherwise noted, each person or entity has sole voting and investment power over the shares listed. See “Explanatory Note” for a description of subsequent developments.

Name	Number of Shares Beneficially Owned(1)	Percent of Class

Principal Shareholders

Berggruen Holdings Ltd.(2) Berggruen Holdings North America Ltd. 1114 Avenue of the Americas New York, NY 10036	7,052,091	31.65%

FMR LLC(3) Edward C. Johnson 3rd 82 Devonshire Street Boston, MA 02109	1,902,800	8.54%

Directors and Management

Jared Bluestein(4)	7,059,090	31.67%
Zvi Eiref	16,999	*
Charles J. Hinkaty	3,333	*
Robert L. McDowell	14,042	*
Jennifer D. Stewart	6,999	*
Alec Taylor(5)	249,681	1.12%
Alfred J. Verrecchia	3,333	*
Steven Crellin	254,475	1.13%
Anthony Di Paola	115,187	*
John H. Flynn, Jr.	339,187	1.51%
Richard W. Kornhauser	57,964	*
All directors and executive officers as a group (14 persons)	8,282,106	35.83%

* Indicates less than 1%

(1)                                  This table is based upon information supplied by our officers and directors or on information filed with the SEC. The table includes the following shares issuable upon exercise of stock options on or within 60 days of March 5, 2010: Mr. Taylor, 107,243, which number excludes all of Mr. Taylor’s event-based options; each of Messrs. Bluestein, Eiref and McDowell and Ms. Stewart, 6,999; Messrs. Hinkaty and Verrecchia, 3,333; Mr. Flynn, 119,003; Mr. Crellin, 251,307; Mr. Di Paola, 113,187; Mr. Kornhauser, 54,666; and all directors and executive officers as a group, 832,384. No restricted stock units vest on or within 60 days of March 5, 2010. Such directors and officers possess no voting or investment power with respect to Ordinary Shares issuable upon exercise of stock options or with respect to restricted stock units.  Some of the reported shares may also be deemed to be beneficially owned by Essilor and Merger Sub, 147 rue de Paris 94227, Charenton-le-Pont, France, which share voting power with Mr. Taylor (as to 142,399 shares), Mr. Flynn (as to 220,184 shares), Mr. Di Paola (as to 2,000 shares), and Mr. Crellin (as to 3,168 shares) under the terms of a Management Support Agreement dated December 15, 2009 by and among the named shareholder(s), Essilor and Merger Sub, the terms of which are described under “The Merger — Support Agreements” on page 50 of the Company’s proxy statement filed on February 2, 2010, which description is incorporated herein by reference.

(2)                                  Based upon a Schedule 13G/A filed with the SEC on December 18, 2009, reporting ownership as of December 15, 2009, which states that such shares are held by Berggruen Holdings North America Ltd., a direct, wholly-owned subsidiary of Berggruen Holdings Ltd., that all the shares of Berggruen Holdings Ltd. are owned by Tarragona Trust, 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands, and that Nicolas Berggruen, 9-11 Grosvenor Gardens, London, SW1W OBD, United Kingdom, is a director of Berggruen Holdings, so that Tarragona Trust and Mr. Berggruen also have beneficial ownership of such shares.  The reported shares may also be deemed to be beneficially owned by Essilor and Merger Sub, which share voting power with the named shareholder(s) under the terms of a Support Agreement dated December 15, 2009 by and among the named shareholder(s), Essilor and Merger Sub, the terms of which are described under “The Merger — Support Agreements” on page 50 of the Company’s proxy statement filed on February 2, 2010, which description is incorporated herein by reference.  Including the shares described in footnote (1) and certain other shares, Essilor and Merger Sub may be deemed to be beneficial owners of 7,421,842 shares (33.31% of the class) as of March 5, 2010.

(3)                                  Based upon a Schedule 13G/A filed with the SEC on February 16, 2010, reporting ownership as of January 2, 2010, which states that such shares are held by investment companies managed by Fidelity Management & Research Company (“Fidelity”) a subsidiary of FMR LLC. According to the Schedule 13G/A, each of FMR LLC and Mr. Johnson, through their control of Fidelity, had sole dispositive power over all such shares and no voting power over any of such shares.  Fidelity votes the shares pursuant to guidelines of the investment companies’ trustees.

(4)                                  Includes 7,052,091 shares beneficially owned by Berggruen Holdings, of which Mr. Bluestein is an officer.

(5)                                  Includes 39 shares held by Mr. Taylor’s wife. Mr. Taylor disclaims beneficial ownership of such shares.

Change in Control Arrangements

As of the date of the 2009 Form 10-K, the Company was party to an Agreement and Plan of Merger dated as of December 15, 2009 with Essilor and Merger Sub, providing for the Merger. For more information concerning the Merger Agreement and the Merger, see Item 1 of the 2009 Form 10-K, “Business—Proposed Merger,” as well as the description under “The Merger” beginning on page 24 of the Company’s proxy statement filed on February 2, 2010, which description is incorporated herein by reference.

The information regarding our equity compensation plans as of fiscal year-end required by Part III, Item 12 was included in the Company’s 2009 Form 10-K.

Item 13                  Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approving Related Person Transactions

Our Board of Directors has adopted policies and procedures with respect to related person transactions, which we refer to as our Related Person Policy. Our Related Person Policy covers any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and in which any Related Person had, has or will have a direct or indirect interest. Related Persons are our directors, nominees for director, executive officers, and holders of more than 5% of any class of our voting securities (including any person who served as such since the beginning of our last fiscal year); any immediate family member of any of the foregoing persons, including in-law relationships, any person (other than a tenant or employee) sharing the household of a director, nominee, executive officer, or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Pursuant to our Related Person Policy, our Audit Committee (or the chair of our Audit Committee between meetings) must review and approve in advance or ratify any transaction or relationship in which we and any Related Person has a direct or indirect material interest. All Related Persons are required to report any such transaction or relationship to our General Counsel and our General Counsel will determine whether it should be submitted to the Audit Committee for consideration. The Audit Committee will consider all of the relevant facts and circumstances including (if applicable) but not limited to the benefits to us; the impact on a director’s independence in the event the Related Person is a director, an immediately family member of a director, or an entity controlled by such in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. When considering these factors, the Audit Committee will apply their business judgment based upon all relevant facts and circumstances known at that time, in accordance with their fiduciary duties to our shareholders.

See “Explanatory Note” for a description of subsequent developments.

Board of Directors Independence

The Board of Directors has determined that Messrs. Bluestein, Eiref, Hinkaty, McDowell and Verrecchia and Ms. Stewart are independent under the criteria established by the Nasdaq Stock Market.

None of Messrs. Eiref, Hinkaty, McDowell or Verrecchia, to the Company’s knowledge, has any current business, financial, family or other type of relationship with us or our management other than as a director and shareholder.

Mr. Bluestein is the Chief Operating Officer of Berggruen Holdings Ltd., the parent of BHNA, which owns approximately 32% of our Ordinary Shares, and Ms. Stewart served as Managing Director of Berggruen Holdings Ltd. until May 2009.  The Company had the following two relationships with Berggruen Holdings during 2009 that were considered by the Board and deemed not to impair the independence of Mr. Bluestein and Ms. Stewart.  We had entered into a registration rights agreement with BHNA in 2006 pursuant to which we granted BHNA and any of its affiliates rights to require us to effect the registration of a sale of their shares under the Securities Act of 1933 and we are required to pay all expenses in connection therewith.  During 2009, at BHNA’s request, we maintained such a registration with respect to 7,287,287 Ordinary Shares held by BHNA and paid approximately $50,000 in expenses thereof.  In addition, in connection with entering into the Merger Agreement in December 2009, we agreed to reimburse Berggruen Holdings Ltd. as of the consummation of the Merger up to $50,000 in legal fees incurred by it in negotiating and entering into its Support Agreement.

Item 14                  Principal Accounting Fees and Services

The aggregate fees billed for each of our last two fiscal years for professional services rendered by KPMG LLP (“KPMG”) were as follows:

	2009	2008
Audit Fees	$1,174,500	$1,447,768
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Non-Audit Fees	—	—
Total Fees	$1,174,500	$1,447,768

Audit Fees consist of fees for professional services rendered for the audit of our consolidated financial statements and our internal control over financial reporting, for review of interim consolidated financial statements included in quarterly reports and for services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements.

Our Audit Committee must pre-approve all audit, audit-related and non-audit (including tax) services performed by the independent auditor in order to assure that these services do not impair the auditor’s independence. Certain types of services may not be performed by the independent auditor at all, as they are inconsistent with independence. Any such approval must be given by the Audit Committee, the Chairman of the Audit Committee or any member to whom the Committee has delegated that authority. The Audit Committee does not delegate its responsibility to approve services performed by the independent auditor to any member of management.

The standard applied by the Audit Committee in determining whether to approve any non-audit service is whether the services to be performed, the compensation to be paid for the services, and other related factors are consistent with the independent auditor’s independence under guidelines of the Securities and Exchange Commission, the Public Company Accounting Oversight Board and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent auditor would be functioning in the role of management or in an advocacy role, whether the independent auditor’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent auditor’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the proportion of the total fees payable to the independent auditor in the period that is for non-audit services, would tend to reduce the independent auditor’s ability to exercise independent judgment in performing the audit.

All of the services rendered by KPMG in fiscal 2008 and 2009 were pre-approved by the Audit Committee in accordance with this policy. Taking into consideration the fees and services described above, KPMG has informed the Company that they are not aware of any relationship with the Company that, in their professional judgment, may reasonably be thought to bear on the independence of KPMG.

PART IV

Item 15                  Exhibits; Financial Statement Schedules

(a)                                  No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(b)           The following exhibits are filed with this Amendment No.1 on Form 10-K/A:

31.1                           Section 302 Certification of Principal Executive Officer

31.2                           Section 302 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2010	FGX INTERNATIONAL HOLDINGS LIMITED

	By:	/s/ Anthony Di Paola
Anthony Di Paola
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)